Form 10-Q
period 2021-06-30
Global Consumer Acquisition Corp
filed 2021-08-23
CIK 1846288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40468

GLOBAL CONSUMER ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-1229973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1926 Rand Ridge Court Marietta GA, 30062
(Address of Principal Executive Offices,including zip code)

(404) 939-9419
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GACQ	The Nasdaq Stock Market LLC
Warrants	GACQW	The Nasdaq Stock Market LLC
Units	GACQU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

◻ Large accelerated filer	◻Accelerated filer
⌧ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ◻

As of August 23, 2021, there were 23,282,362 shares of the Company’s common stock, $0.0001 par value per share, issued and outstanding, which includes shares of common stock underlying the units and warrants.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Global Consumer Acquisition Corp.

Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
	Unaudited	Audited
ASSETS
Cash	$664,992	$—
Other receivables	387,868	—
Total Current Assets	1,052,860	—

Cash and investment held in Trust Account	183,545,176	—
Total Assets	$184,598,036	$—

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accrued expense	$105,176	$478
Promissory note - related party	143,563	—
Total Current Liabilities	248,739	478
Warrant Liability	9,665,483	—
Deferred underwriting fees	5,935,475	—
Total Liabilities	15,849,697	478

Commitments and Contingencies (NOTE 6)
Common stock subject to possible redemption, 16,615,117 shares at June 30, 2021	163,748,338	—

Stockholders' Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stocks, $0.0001 par value; 100,000,000 shares authorized; 6,988,996 and -0- issued and outstanding (excluding 16,615,117 and -0- shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	699	—
		—
Additional paid-in capital	5,482,691	—
Accumulated deficit	(483,389)	(478)
Total Stockholders’ Equity	5,000,001	(478)
Total Liabilities and Stockholders’ Equity	$184,598,036	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

Global Consumer Acquisition Corp.

Condensed Statements of Operations

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
	(Unaudited)	(Unaudited)

Formation and operating costs	$104,676	$150,306
Loss from operation costs	(104,676)	(150,306)
Other income and expense:
Interest earned on investment held in Trust Account	$2,025	$2,025
Change in fair value of warrant liability	116,216	116,216
Non-operating expense	(450,846)	(450,846)
Net Loss	$(437,281)	$(482,911)

Weighted average shares outstanding of common stock subject to redemption	15,985,656	15,985,656
Basic and diluted net loss per common stock	$0.00	$0.00
Weighted average shares outstanding of non-redeemable common stock	5,987,510	5,424,660
Basic and diluted net loss per common stock	$(0.07)	$(0.09)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Global Consumer Acquisition Corp.

Condensed Statements of Changes in Stockholders' Equity

For the Six Months Ended June 30, 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	—	(478)	$(478)
Sale of Founder shares	4,887,500	489	24,511	—	25,000
Net loss	—	—	—	(45,630)	(45,630)
Balance — March 31, 2021 (unaudited)	4,887,500	489	24,511	(46,108)	(21,108)
Sale of Units in Initial Public Offering, net of offering costs	18,716,613	1,872	184,922,030	—	184,923,902

Deferred Underwriting commission	—	—	(5,935,475)	—	(5,935,475)

Warrant Liability	—	—	(9,781,699)	—	(9,781,699)
Change in common stock subject to possible redemption	(16,615,117)	(1,662)	(163,746,677)	—	(163,748,339)

Net loss	—	—	—	(437,281)	(437,281)
Balance — June 30, 2021 (unaudited)	6,988,996	$699	5,482,691	$(483,389)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

Global Consumer Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

Six Months Ended
June 30, 2021
Unaudited
Cash flows from operating activities:
Net loss	$(482,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(2,025)
Change in fair value of warrant liability	(116,215)
Offering costs allocated to warrants	450,846
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(387,868)
Accrued expenses	80,787
Net cash used in operating activities	(457,387)

Cash flows from investing activities:
Investment of cash in Trust Account	(183,543,150)
Net cash used in investing activities	(183,543,150)

Cash flows from financing activities:
Proceeds from issue of founder shares	25,000
Proceeds from sale of units, net underwriting discount paid	180,347,367
Proceeds from sale of private placement	4,536,125
Payment of offering costs	(242,932)
Net cash provided by financing activities	184,665,528

Net change in cash	664,992
Cash at beginning of period	—
Cash at end of period	$664,992

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$152,100,293
Change in value of common stock subject to possible redemption	$11,648,045
Deferred underwriting fee payable	$5,935,475
Offering costs charged to additional paid in capital	$23,911
Offering costs charged to promissory note- related party	$143,563
Initial classification of warrant liability	$9,781,698

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Global Consumer Acquisition Corp. (the “Company”) is a blank check company incorporated in the State of Delaware on December 28, 2020. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the consumer products and services sectors.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 28, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO was declared effective on June 8, 2021. On June 8, 2021, the Company consummated its IPO of 17,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $170,000,000, which is described in Note 3.

Simultaneously with the closing of the IPO, pursuant to a certain private placement unit subscription agreement, the Company completed the private sale of 431,510 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,315,100. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 22,103 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating an additional $221,025 of gross proceeds, which is described in Note 4.

Following the closing of the IPO on June 8, 2021 and the partially exercised over-allotment by the underwriter on June 16, 2021, an amount of $182,630,000 ($10.00 per unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations (“permitted withdrawals”).

Transaction costs amounted to $8,628,545, consisting of $2,282,875 of underwriting fees, $5,935,475 deferred underwriting fee and $410,195 of other offering costs. In addition, $664,992 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights. These Common Stock will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor has agreed (a) to vote its Common Stock, the Common Stock included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Common Stock) and Private Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Common Stock and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.

The Company will have until June 8, 2022 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

As of June 30, 2021, the Company had $664,992 in cash, and working capital of $804,122 (not taken into account tax obligations).

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares (as defined in Note 5), and loan proceeds from the Sponsor of $300,000 under the Note (Note 5). Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. As of the date the financial statement was issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 8, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 14, 2021, June 22, 2021 and June 28, 2021. The interim results for the three months ended June 30, 2021 and for the period from December 28, 2020 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $664,992 in cash and no cash equivalents as of June 30, 2021.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.

The 9,131,500 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 226,806 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Public

Offering and Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Accordingly, as of June 30, 2021, offering costs in the aggregate of $8,216,350 have been charged to shareholders’ equity (consisting of $2,282,875 of underwriting discount and $5,935,475 of deferred underwriting discount), and $410,195 of other offering costs.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21%for the three months ended June 30, 2021 and for the period from December 28, 2020 (inception) through June 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 9,585,112 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

The following table reflects the calculation of basic and diluted net income per common share:

	For the	For the
	Three Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2021
Redeemable Class A common shares
Numerator: earnings allocable to redeemable common shares
Interest income on investments held in Trust Account	$2,025	$2,025
Net earnings	$2,025	$2,025
Denominator: weighted average number of redeemable common share	15,985,656	15,985,656
Basic and diluted net income per redeemable common share	$0.00	$0.00

Non-redeemable common shares
Numerator: net income (loss) minus redeemable net earnings
Net loss	$(437,281)	$(482,911)
Redeemable net earnings	$2,025	$2,025
Non-redeemable net loss	$(435,256)	$(480,886)
Denominator: weighted average number of non-redeemable common shares and private placement shares
Non-redeemable private placement and common shares, basic and diluted	5,987,510	5,424,660
Basic and diluted net loss per non-redeemable private placement and common share	$(0.07)	$(0.09)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on December 28, 2020. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards update, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO on June 8, 2021, the Company sold 18,263,000 Units, which includes the partial exercise by the underwriter of its over-allotment option on June 16, 2021, in the amount of 1,263,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one common stock and one-half of one redeemable warrant (“Public Warrant”).  Each Public Warrant entitles the holder to purchase one-half of one common stock at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO on June 8, 2021, and the partial exercise by the underwriter of its over-allotment option on June 16, 2021, the initial stockholders purchased an aggregate of 453,612 Placement Units at a price of $10.00 per Placement Unit, ($4,536,125 in the aggregate), from the Company in a private placement that occurred simultaneously with the closing of the IPO and the full exercise by the underwriter of its over-allotment option. The proceeds from the sale of the Placement Units were added to the net proceeds from the IPO held in the Trust Account. The Placement Units are identical to the Units sold in the IPO, except for the placement warrants (“Placement Warrants”), as described in Note 7.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 15, 2021, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in exchange for 5,750,000 founder shares. On June 8, 2021, the Sponsor surrendered an aggregate of 862,500 shares of common stock for no consideration, resulting in an aggregate of 4,887,500 founder shares of common stock issued and outstanding. Such common stock includes an aggregate of up to 637,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities).

The initial stockholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Note – Related Party

On January 31, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) July 31, 2021 or (ii) the consummation of the Initial Public Offering. These amounts will be repaid upon completion of this offering out of the $650,000 of offering proceeds that has been allocated for the payment of offering expenses. At June 30, 2021, there was $143,563 was outstanding under the Promissory Note, which was repaid to Sponsor in full on July 20, 2021.

Administrative Services Arrangement

ARC Group Limited, our financial advisor, has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay $10,000 per month for these services. Through June 30, 2021, $10,000 support fees were incurred.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on January 4, 2021, the holders of the Founder Shares, Placement units, Representative Shares are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriters may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the IPO. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Right of First Refusal

For a period beginning on June 8, 2021 and ending 12 months from the closing of a business combination, we have granted the underwriters a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of our Registration Statement.

NOTE 7. WARRANT LIABILITY

As of June 30, 2021, the Company has 9,358,306 warrants issued in the Initial Public Offering (the 9,131,500 Public Warrants and the 226,806 Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of common issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of common stock is available, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of its initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the shares of common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Company’s initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.. Notwithstanding the above, if the Company’s shares of common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, it may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event it does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Redemption of warrants when the price per common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
●if, and only if, the closing price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the Public Warrants:

●in whole and not in part;
●at a price of $0.10 per warrant;
●upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

●if, and only if, the closing price of the Company’s common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Placement Warrants and the common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company accounted for the 9,358,306 warrants issued in connection with the Initial Public Offering (comprised of 9,131,500 Public Warrants and 226,806 Private Placement Warrants) in accordance with the guidance contained in FASB ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a ‘‘fixed-for-fixed’’ option and the existence of the potential for net cash settlement for the warrant holders (but not all common stockholders) in the event of a tender offer.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. At June 30, 2021, the fair value of total warrant liability is $9,665,483. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDER’S EQUITY

Common Stock — The Company was authorized to issue 10,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. At June 30, 2021, there were 6,988,996 shares of Common Stock issued and outstanding, excluding 16,293,367 shares of Common Stock subject to possible redemption.

Preferred Shares — The Company was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021, there were no preferred shares issued or outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 Inputs: Unadjusted quoted prices for identical assets or instruments in active markets.

Level 2 Inputs: Quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs: Significant inputs into the valuation model are unobservable.

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$183,544,489	$—	$—

Warrant Liabilities:
Public Warrants	$—	$—	$9,423,708
Private Placement Warrants	$—	$—	$241,775

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation

At June 30, 2021, assets held in the Trust Account were comprised of $183,544,489 in U.S. Treasury Securities.

The Company accounted for the aggregate 9,358,306 warrants issued in connection with the Initial Public Offering (the 9,131,500 Public Warrants and the 226,806 Placement Warrants) in accordance with the guidance contained in FASB ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a ‘‘fixed-for-fixed’’ option and the existence of the potential for net cash settlement for the warrant holders (but not all common stockholders) in the event of a tender offer.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period for its warrants that are not actively traded. The Company recognized $9,665,483 for the derivative warrant liabilities on June 30, 2021.

The estimated fair value of certain derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	April 22, 2021		June 30, 2021
	(Public Warrants)	(Private Warrants)	(Public Warrants)	(Private Warrants)
Exercise price	$11.50	$11.50	$11.50	$11.50
Share price	$10.00	$10.00	$10.00	$10.00
Expected term (years)	5.0	5.0	5.0	5.0
Probability of Acquisition	75.0%	75.0%	80.0%	80.0%
Volatility	18.0%	18.0%	17.6%	17.6%
Risk-free rate	0.81%	0.81%	0.98%	0.98%
Dividend yield (per share)	0.00%	0.00%	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period for the three months ended June 30, 2021 is summarized as follows:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of April 22, 2021	$239,281	$9,542,417	$9,781,698
Change in valuation inputs or other assumptions(1)(2)	2,494	(118,709)	(116,215)
Fair value as of June 30, 2021	$241,775	$9,423,708	$9,665,483
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.
(2)	Changes are due to the use of quoted prices in an active market (Level 1) and the use of unobservable inputs based on assessment of the assumptions (Level 3) for Public Warrants (after becoming actively traded) and Private Placement Warrants, respectively.

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to August 23, 2021, the date the audited financial statements were available to issue. Based upon this review the Company identified the following subsequent events:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Global Consumer Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ARC Global Investments LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 28, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the initial public offering and the sale of the private placement units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $437,281, which consists of operating costs of $104,676, non-operating costs $450,846, and offset by interest income on marketable securities held in the Trust Account of $2,025 and change in fair value of warrant liability of $116,216.

For the period from December 28, 2020 (inception) through June 30, 2021, we had a net loss of $483,389, which consists of operating costs of $150,306, non-operating costs $450,846, and offset by interest income on marketable securities held in the Trust Account of $2,025 and change in fair value of warrant liability of $116,216.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

On June 8, 2021, we consummated the Initial Public Offering of 17,000,000 Units at $10.00 per unit, generating gross proceeds of $170,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 431,510 Private Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $4,315,100.

On June 16, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 12,630,000 Units at $10.00 per Unit and the sale of an additional 22,103 Private Units at $10.00 per Private Unit, generating total gross proceeds of $12,851,025.

Following our Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Units, a total of $183,543,150 was placed in the Trust Account. We incurred $8,628,545 in transaction costs, including $2,282,875 of underwriting fees, $5,935,475 of deferred underwriting fees and $410,195 of other offering costs.

For the six months ended June 30, 2021, cash used in operating activities was $457,387. Net loss of $482,911 was impacted by interest earned on marketable securities held in the Trust Account of $2,025, and changes in operating assets and liabilities, which provided $25,524 of cash from operating activities.

For the period from December 28, 2020 (inception) through December 31, 2020, there was no cash used in or provided from operating activities. Net loss of $478 was impacted by operation expenses, and changes in operating assets and liabilities, which used $478 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities of $183,545,176 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $664,992 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private placement units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public subunits upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor, and since January 2021, an affiliate of our Sponsor a monthly fee of $10,000 for office space, administrative and support services to us. We began incurring these fees on June 16, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of 3.25% of the gross proceeds of the Initial Public Offering, or $5,935,475. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters are entitled to a deferred fee of $0.325per unit, or $5,935,475 in the aggregate. The deferred fee will become payable to the underwriters solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on December 28, 2020. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.

The 9,131,500 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 226,806 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Common Stocks Subject to Possible Redemption

We account for our common stocks subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”  common stocks subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stocks (including common stocks that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed interim balance sheets.

Net Loss Per Common Stock

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted, for redeemable common stocks is calculated by dividing the interest income and unrealized losses on the Trust Account by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net income (loss) per common stock, basic and diluted, for and non-redeemable common stocks is calculated by dividing the net income (loss), less income attributable to redeemable common stocks, by the weighted average number of and non-redeemable common stocks outstanding for the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on June 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on June 10, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 11, 2021, the Company consummated its initial public offering (the “IPO”) of 17,000,000 units (the “Units”). Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”), and one half of one redeemable warrant (“Warrant”), with each whole warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to certain adjustment as described in the registrant’s final prospectus filed with the SEC on June 10, 2021. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $170,000,000. The Company granted the underwriters a 45-day option to purchase up to 2,550,000 additional Units to cover over-allotments (the “Over-Allotment Option Units”). EF Hutton acted as the sole book running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253445). The SEC declared the registration statement effective on June 8, 2021. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with Global Consumer Acquisition LLC of 431,510 units (the “Private Units”), generating total proceeds of $4,315,100.

On July 16, 2021, the underwriters exercised the over-allotment option in part and the Company issued the Over-Allotment Option Units to the underwriters. The total aggregate issuance by the Company of the Over-Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $12,630,000. On June 16, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 22,103 Private Units, generating gross proceeds of $221,025. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Units are identical to the Public Units sold in the Initial Public Offering.

A total of $183,543,150 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the Private Placements on June 11, 2021 and June 16, 2021, were placed in a trust account established for the benefit of the Company’s public shareholders.

We paid a total of $2,282,875 underwriting discounts and commissions and $410,195 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $5,935,475 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 8, 2021, by and between the Company and EF Hutton (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement, dated June 8, 2021, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Letter Agreements, dated June 8, among the Company and the Company’s officers, directors and initial stockholders. (1)
10.2	Investment Management Trust Agreement, dated June 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Stock Escrow Agreement, dated June 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company. (1)
10.4	Registration Rights Agreement, dated June 8, 2021, by and between the Company and the initial stockholders of the Company. (1)
10.5	Indemnity Agreements, dated June 8, 2021, by and between the Company and the directors and officers of the Company (1)
10.6	Subscription Agreement, dated June 8, 2021, by and between the Company and Global Consumer Acquisition LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished.

(1)Previously filed as an exhibit to our Current Report on Form 8-K filed on June 14, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Consumer Acquisition Corp.

Date: August 23, 2021	By:	/s/ Rohan Ajila
	Name:	Rohan Ajila
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)