Form 10-Q
period 2021-09-30
Global Consumer Acquisition Corp
filed 2021-11-16
CIK 1846288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 23,282,362 shares of the Company’s common stock, $0.0001 par value per share, issued and outstanding, which includes shares of common stock underlying the units and warrants.

i

PART 1 – FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

Global Consumer Acquisition Corp.

Condensed Balance Sheets

	September 30,	December 31,
	2021	2020
	Unaudited	Audited
ASSETS
Cash	$251,468	$—
Prepaid expense	50,768	—
Other receivables	387,868	—
Total Current Assets	690,104	—

Cash and investment held in Trust Account	183,555,717	—
Total Assets	$184,245,821	$—

LIABILITIES AND STOCKHOLDER’S DIFICIT
Current Liabilities
Accrued expense	$16,128	$478
Total Current Liabilities	16,128	478
Warrant Liability	4,405,661	—
Deferred underwriting fees	5,935,475	—
Total Liabilities	10,357,264	478

Commitments and Contingencies (NOTE 7)
Common stock subject to possible redemption, 18,263,000 shares at redemption value on September 30, 2021	183,543,150	—

Stockholders' Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stocks, $0.0001 par value; 100,000,000 shares authorized; 5,019,363 and -0- issued and outstanding (excluding 18,263,000 and -0- shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	502	—
		—
Additional paid-in capital	—	—
Accumulated deficit	(9,655,095)	(478)
Total Stockholders’ Deficit	(9,654,593)	(478)
Total Liabilities and Stockholders’ Deficit	$184,245,821	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

Global Consumer Acquisition Corp.

Condensed Statements of Operations

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
	(Unaudited)	(Unaudited)

Formation and operating costs	$(130,145)	$(250,451)
Loss from operation costs	(130,145)	(250,451)
Other income and expense:
Interest earned on investment held in Trust Account	$10,541	$12,567
Change in fair value of warrant liability	5,259,822	5,376,037
Offering costs allocated to warrants	—	(450,846)
Net Income	$5,140,218	$4,687,307

Weighted average shares outstanding of common stock	23,282,363	12,080,542
Basic and diluted net income per common stock	$0.22	$0.39

The accompanying notes are an integral part of the unaudited condensed financial statements.

Global Consumer Acquisition Corp.

Condensed Statements of Changes in Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020 (audited)	—	—	—	(478)	$(478)
Sale of Founder shares	4,887,500	489	24,511	—	25,000
Net Loss	—	—	—	(45,630)	(45,630)
Balance — March 31, 2021 (unaudited)	4,887,500	489	24,511	(46,108)	(21,108)
Accretion for common stock to redemption amount	—	—	(4,321,343)	(14,311,924)	(18,633,267)
Forfeiture of founder shares(1)	(321,750)	(32)	32	—	—
Sale of Private Units	453,613	45	4,296,800	—	4,296,845
Net Loss	—	—	—	(437,281)	(437,281)
Balance — June 30, 2021 (unaudited and restated)	5,019,363	$502	—	$(14,795,313)	$(14,794,811)
Net Income	—	—	—	5,140,218	5,140,218
Balance — September 30, 2021 (unaudited)	5,019,363	$502	—	$(9,655,095)	$(9,654,593)
(1)	Due to the over-allotment option were exercised in part, the Sponsor agreed to return the 321,750 shares of founder share stock to the Company for cancellation. (Note 6)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Global Consumer Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

Nine Months Ended
September 30, 2021
Unaudited
Cash flows from operating activities:
Net income	$4,687,307
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(12,567)
Change in fair value of warrant liability	(5,376,037)
Offering costs allocated to warrants	450,846
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(438,636)
Accrued expenses	15,650
Net cash used in operating activities	(673,437)

Cash flows from investing activities:
Investment of cash in Trust Account	(183,543,150)
Net cash used in investing activities	(183,543,150)

Cash flows from financing activities:
Proceeds from issue of founder shares	25,000
Proceeds from sale of units, net underwriting discount paid	180,347,125
Proceeds from sale of private placement	4,536,125
Payment of offering costs	(440,195)
Net cash provided by financing activities	184,468,055

Net change in cash	251,468
Cash at beginning of period	-
Cash at end of period	$251,468

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$164,909,883
Accretion of Common Stock subject to redemption	$18,633,267
Deferred underwriting fee payable	$5,935,475
Initial classification of warrant liability	$9,781,698

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 28, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO was declared effective on June 8, 2021. On June 11, 2021, the Company consummated its IPO of 17,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $170,000,000, which is described in Note 4.

Simultaneously with the closing of the IPO, pursuant to a certain private placement unit subscription agreement, the Company completed the private sale of 431,510 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,315,100. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 22,103 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating an additional $221,025 of gross proceeds. The sales of private placement units generated proceeds with an aggregate amount of $4,536,130 to the Company, which is described in Note 5.

Following the closing of the IPO on June 11, 2021 and the partially exercised over-allotment of 18,263,000 Units by the underwriter on June 16, 2021, an amount of $182,630,000 ($10.00 per unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of the Private Placement Units of 453,613 units to the Sponsor at a purchase price of $10.00 per unit, generating gross proceeds to the Company of $4,536,130, which was placed in a trust account (the “Trust Account”), and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations (“permitted withdrawals”).

Transaction costs amounted to $8,628,545, consisting of $2,282,875 of underwriting fees, $5,935,475 deferred underwriting fee and $410,195 of other offering costs. In addition, as of September 30, 2021, $251,468 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

As of September 30, 2021, the Common Stock issued to the public reflected on the balance sheet are reconciled in the following table:

As of September 30, 2021
Gross Proceeds	$182,630,000
Less:
Proceeds allocated to public warrants	(9,542,418)
Transaction costs	(8,628,545)
Plus:
Reverse the cost allocation to warrants	450,846
Accretion of carrying value to redemption value	18,633,267
Common stock subject to possible redemption	183,543,150

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Common Stock will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

Liquidity and Management’s Plan

As of September 30, 2021, the Company had $251,468 in cash held in its operating account, and working capital of $673,976 (not taken into account tax obligations).

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares (as defined in Note 6), and loan proceeds from the Sponsor of $300,000 under the Note (Note 6). Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

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

NOTE 2. Restatement of Previously Issued Financial Statement

In the Company's previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the company has historically classified a portion of Class A unit shares in permanent equity to satisfy the $5,000,000 net tangible asset requirement.

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company's application of ASC 480-10-S99-3A to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be revised to report all public shares as temporary equity. As such the Company is reporting upon restatements to those periods in this Quarterly Report.

Impact of the Restatement

The impacts to the balance sheet as of June 11, 2021 and as of June 30, 2021, and the impacts to earnings per share for the six months ended and the three months ended June 30, 2021 are presented below:

As of June 11, 2021
	As Previously	Restatement
	Reported on form 8-K	Adjustment	As Revised

Temporary Equity
Common stock subject to possible redemption;	152,100,294	18,749,706	170,850,000
Stockholders' Equity (Deficit)
Common Stock, $0.0001 par value;	718	(187)	531
Additional paid-in capital	5,489,923	(5,489,923)	—
Accumulated deficit	(490,639)	(13,259,597)	(13,750,236)
Total Stockholder’s Equity (Deficit)	5,000,001	(18,749,707)	(13,749,705)
Common stocks subject to possible redemption	15,134,358	1,865,642	17,000,000

As of June 30, 2021
			Restatement
			Adjustment
	As Previously	Restatement	of forfeiture
	Reported	Adjustment	shares	As Restated
Temporary Equity
Common stock subject to possible redemption;	163,748,338	19,794,812	—	183,543,150
Stockholders' Equity (Deficit)
Common stock, $0.0001 par value;(1)	699	(197)	—	502
Additional paid-in capital(1)	5,482,691	(5,482,723)	32	—
Accumulated deficit	(483,389)	(14,311,892)	(32)	(14,795,313)
Total Stockholders' Equity (Deficit)	5,000,001	(19,794,812)	—	(14,794,811)
Common stocks subject to possible redemption	16,615,117	1,647,883	—	18,263,000
Common stocks issued and outstanding (excluding
18,263,000 shares subject to possible redemption)	6,988,996	(1,647,883)	(321,750)	5,019,363
(1)	Due to the over-allotment option were exercised in part, the Sponsor agreed to return the 321,750 shares of founder shares to the Company for cancellation (Note 6), resulting common stock decreased $32 and additional paid-in capital increased $32.

	For six months ended on June 30, 2021
	As Previously	Restatement
	Reported	Adjustment	As Restated
Weighted average shares outstanding of common stock subject to redemption	15,985,656	(14,103,435)	1,882,221
Basic and diluted net income per common stock	0.00	(0.08)	(0.08)
Weighted average shares outstanding of non-redeemable common stock	5,424,660	(920,082)	4,504,578
Basic and diluted net income per common stock	(0.09)	0.01	(0.08)

	For three months ended on June 30, 2021
	As Previously	Restatement
	Reported	Adjustment	As Restated
Weighted average shares outstanding of common stock subject to redemption	15,985,656	1,944,976	17,930,632
Basic and diluted net income per common stock	0.00	(0.02)	(0.02)
Weighted average shares outstanding of non-redeemable common stock	5,987,510	(5,776,793)	210,717
Basic and diluted net income per common stock	(0.07)	0.05	(0.02)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 8, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 14, 2021 and June 22, 2021. The interim results for the three months ended September 30, 2021 and for the period from December 28, 2020 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $251,468 in cash held in its operating account and no cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

As of September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the common stock were charged to stockholders’ equity (deficit) upon the completion of the Initial Public Offering. Accordingly, as of September 30, 2021, offering costs has an aggregate amount of $8,216,350 (consisting of $2,282,875 of underwriting discount and $5,935,475 of deferred underwriting discount), and $410,195 of other offering costs.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21%for the three months ended September 30, 2021 and for the period from December 28, 2020 (inception) through September 30, 2021, due to the valuation allowance recorded on the Company’s deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Common Share

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per common share is computed by dividing the pro rata net loss between the redeemable shares and the non-redeemable shares by the weighted average number of common shares outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 9,538,306 shares of common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income per common share:

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2021
Common stock
Numerator:
Net income allocable to common stock subject to possible redemption	$5,140,218	$4,687,307

Denominator: weighted average number of common share	23,282,363	12,080,542
Basic and diluted net income per common share	$0.22	$0.39

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the IPO on June 8, 2021, the Company sold 18,263,000 Units, which includes the partial exercise by the underwriter of its over-allotment option on June 16, 2021, in the amount of 1,263,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one common stock and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one common stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO on June 11, 2021, and the partial exercise by the underwriter of its over-allotment option on June 16, 2021, the initial stockholders purchased an aggregate of 453,613 Placement Units at a price of $10.00 per Placement Unit, ($4,536,125 in the aggregate), from the Company in a private placement that occurred simultaneously with the closing of the IPO and the full exercise by the underwriter of its over-allotment option. The proceeds from the sale of the Placement Units were added to the net proceeds from the IPO held in the Trust Account. The Placement Units are identical to the Units sold in the IPO, except for the placement warrants (“Placement Warrants”), as described in Note 8.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On January 15, 2021, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in exchange for 5,750,000 founder shares. On June 8, 2021, the Sponsor surrendered an aggregate of 862,500 shares of common stock for no consideration, resulting in an aggregate of 4,887,500 founder shares of common stock issued and outstanding. Such common stock includes an aggregate of up to 637,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities). Due to the over-allotment option was partially exercised by the Underwriter on June 16, 2021, the Sponsor has agreed to return 321,750 founder shares to the Company for cancellation. The cancellation agreement has been signed on June 16, 2021, yet Continental Stock Transfer & Trust Company has not processed the cancellation on their account due to processing reasons. As of September 30, 2021, there are 4,565,750 founder shares of common stock issued and outstanding.

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

Promissory Note – Related Party

On January 31, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) July 31, 2021 or (ii) the consummation of the Initial Public Offering. These amounts will be repaid upon completion of this offering out of the $650,000 of offering proceeds that has been allocated for the payment of offering expenses. As of June 30, 2021, there was $143,563 was outstanding under the Promissory Note, which was repaid to Sponsor in full on July 20, 2021. As of September 30, 2021, no amounts were outstanding.

Administrative Services Arrangement

ARC Group Limited, our financial advisor, has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay $10,000 per month for these services. Through September 30, 2021, $40,000 support fees were incurred.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. WARRANT LIABILITY

As of September 30, 2021, the Company has 9,358,306 warrants issued in the Initial Public Offering (the 9,131,500 Public Warrants and the 226,806 Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. At September 30, 2021, the fair value of total warrant liability is $4,405,661. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 9. STOCKHOLDER’S EQUITY (DEFICIT)

Common Stock — The Company was authorized to issue 10,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of September 30, 2021, there were 5,019,363 shares of Common Stock issued and outstanding, excluding 18,263,000 shares of Common Stock subject to possible redemption.

Preferred Shares — The Company was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2021, there were no preferred shares issued or outstanding.

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$183,555,717	$—	$—

Warrant Liabilities:
Public Warrants	$4,291,805	$—	$—
Private Placement Warrants	$—	$—	$113,856

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.The Warrants are measured at fair value on a recurring basis.

As of September 30, 2021, assets held in the Trust Account were comprised of $183,555,717 in U.S. Treasury Securities.

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

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period for its warrants that are not actively traded. The Company recognized $4,405,661 for the derivative warrant liabilities on September 30, 2021.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 11, 2021	June 30, 2021	September 30, 2021
	(Public Warrants	(Public Warrants
	and	and
	Private Warrants)	Private Warrants)	Private Warrants
Exercise price	$11.50	$11.50	$11.50
Share price	$10.00	$10.00	$9.88
Expected term (years)	5.0	5.0	5.44
Probability of Acquisition	75.0%	80.0%	80.0%
Volatility	18.0%	17.6%	10.9%
Risk-free rate	0.81%	0.98%	1.05%
Dividend yield (per share)	0.00%	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period from June 11, 2021 (Initial Public Offering) through September 30, 2021 is summarized as follows:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of June 11, 2021 (Initial Public Offering)	$227,622	$8,882,500	$9,110,122
Change in valuation inputs or other assumptions(1)	14,153	541,208	555,361
Fair value as of June 30, 2021	$241,775	$9,423,708	$9,665,483
Change in valuation inputs or other assumptions(1)(2)	(127,919)	(5,151,903)	(5,259,822)
Fair value as of September 30, 2021	$113,856	$4,291,805	$4,405,661
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.
(2)	Changes are due to the use of quoted prices in an active market (Level 1) and the use of unobservable inputs based on assessment of the assumptions (Level 3) for Public Warrants (after becoming actively traded) and Private Placement Warrants, respectively.

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to November 12, 2021, the date the audited financial statements were available to issue. Based upon this review the Company identified the following subsequent events:

On October 28, 2021, $387,868 was deposited to the Company's operating account from Loeb & Loeb's Escrow Account,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Global Consumer Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Global Consumer Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $5,140,218, which consists of operating costs of $130,145, and offset by interest income on marketable securities held in the Trust Account of $10,541 and change in fair value of warrant liability of $5,259,822.

For the period from nine months ended September 30, 2021, we had a net income of $4,687,307, which consists of operating costs of $250,451, offering costs allocate to warrants $450,846, and offset by interest income on marketable securities held in the Trust Account of $12,567 and change in fair value of warrant liability of $5,376,037.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and marketable securities of $183,555,717 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $251,468 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters are entitled to a deferred fee of $0.325 per unit, or $5,935,475 in the aggregate. The deferred fee will become payable to the underwriters solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 ”Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.

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

Common Stocks Subject to Possible Redemption

We account for our common stocks subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”  common stocks subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stocks (including common stocks that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity (deficit). Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, 18,263,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our condensed interim balance sheets.

Net Income Per Common Stock

We apply the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per common share is computed by dividing the pro rata net loss between the redeemable shares and the non-redeemable shares by the weighted average number of common shares outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 9,358,306 shares of common stock in the aggregate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 15,134,358 shares and 16,615,117 shares of common stock in temporary equity on June 11, 2021 and June 30, 2021. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

Management reviewed the Company’s initial application of ASC 480-10-S99-3A to its accounting classification of public shares and determined that the public shares include certain redemption provisions outside of the Company’s control that require the public shares to be presented as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all public shares as temporary equity. As such the Company is reporting upon restatements to those periods in this Quarterly Report.

In connection with the preparation of this Form 10-Q, and in light of the SEC Statement (as defined herein), we revised our prior position on accounting for Temporary Equity. We have restated our June 11, 2021 audited balance sheet included in the Company’s Current Report on Form 8-K filed on June 22, 2021 and June 30, 2021 unaudited balance sheet and weighted average earnings per share included in the Company’s Financial Statements on Form 10-Q filed on August 23, 2021 (the “Prior Financials”) to reclassify shares issued in public offering to temporary equity.

Evaluation of Disclosure Controls and Procedures

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s lack of ability to account for complex financial instrument. , the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC Statement and management’s subsequent re-evaluation of its Prior Financials, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness. This material weakness resulted in the need to restate the Prior Financials.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for Temporary Equity and the restatement of the Prior Financials. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the material weakness and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

We identified an additional material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, in connection with the preparation of our financial statements as of September 30, 2021, management identified errors made in our historical financial statements where we improperly classified some of our shares of common stock subject to possible redemption. We previously determined that the Company’s common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the shares of common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. Management concluded that the foregoing constituted a material weakness as of September 30, 2021.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the company.

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

Global Consumer Acquisition Corp.

Date: November 15, 2021	By:	/s/ Rohan Ajila
	Name:	Rohan Ajila
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)