Form 10-K
period 2021-12-31
Global Consumer Acquisition Corp
filed 2022-03-25
CIK 1846288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2021

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40468

Global Consumer Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-1229973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1926 Rand Ridge Court Marietta, GA
(Address of principal executive offices)

30062 (Zip Code)
Registrant’s telephone number, including area code: (650) 560-4753

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	GACQ	The Nasdaq Stock Market LLC
Warrants	GACQW	The Nasdaq Stock Market LLC
Units	GACQU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

At June 30, 2021, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $183,764,671.38.

The number of shares outstanding of the Registrant’s shares of common stock as of March 25, 2022 was 23,282,362, which includes shares of common stock underlying the units and warrants.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Global Consumer Acquisition Corp.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●ability to complete our initial business combination;
●success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●potential ability to obtain additional financing to complete our initial business combination;
●pool of prospective target businesses;
●the ability of our officers and directors to generate a number of potential investment opportunities;
●potential change in control if we acquire one or more target businesses for stock;
●the potential liquidity and trading of our securities;
●the lack of a market for our securities;
●use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

ITEM 1.BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Global Consumer Acquisition Corp.

Introduction

We are a newly organized blank check company incorporated as a Delaware corporation formed on December 28, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (our “initial business combination” or “ business combination”).

If GACQ does not consummate the Business Combination and fails to consummate an initial business combination within 12 months from the closing of its initial public offering (or up to 18 months from the closing of the initial public offering if GACQ extends the period of time to consummate a business combination for two times, as described in more detail in the final prospectus filed with the SEC on June 10, 2021), then, pursuant to the amended and restated certificate of incorporation, GACQ will be required to dissolve and liquidate as soon as reasonably practicable, unless GACQ seeks stockholder approval to amend GACQ’s certificate of incorporation to extend the date by which an initial business combination may be consummated.

Offering Proceeds Held in Trust

On June 11, 2021, GACQ consummated the IPO of 17,000,000 units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $170,000,000. Simultaneously with the consummation of the initial public offering, GACQ consummated the sale of 431,510 units (the “Private Units”) in a private placement transaction with Global Consumer Acquisition LLC, GACQ’s sponsor, generating gross proceeds of $4,315,100.

Subsequently, on June 14, 2021, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of the additional Public Units occurred (the “Over-Allotment Option Units”) on June 16, 2021. The total aggregate issuance by GACQ of 1,263,000 units at a price of $10.00 per unit resulted in total gross proceeds of $12,630,000. On June 16, 2021, simultaneously with the sale of the Over-Allotment Option Units, GACQ consummated the private sale of an additional 22,102 Private Units, generating gross proceeds of $221,020. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On June 16, 2021, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, GACQ canceled an aggregate of 321,750 shares of common stock issued to its sponsor prior to its initial public offering and Private Placement.

After deducting the underwriting discounts, offering expenses and commissions from the initial public offering and the sale of the Private Units, a total of $183,543,150 of the net proceeds from the initial public and the sale of the Private Units was deposited into GACQ’s trust account (the “Trust Account”), which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by use, until the earlier of (i) the consummation of a business combination or (ii) the distribution of the funds in the Trust Account.

Effecting a Business Combination

On December 13, 2021, GACQ entered into a Stock Purchase Agreement (the “Luminex SPA”) with CLP Luminex Holdings, LLC, a Delaware limited liability company (“Luminex Seller”), and Luminex Home Décor & Fragrance Holding Corporation, a Delaware corporation (“Luminex”). Pursuant to the terms of the Luminex SPA, a business combination between Global Consumer and Luminex will be effected by the acquisition of 100% of the issued and outstanding shares of capital stock of Luminex from Luminex Seller (the “Luminex Stock Acquisition”). Further, on December 13, 2021, Global Consumer entered into a Stock Purchase Agreement (the “GP Global SPA”) by and among Global Consumer, TGP Trading FZCO, a freezone company with limited liability organized in Dubai Airport Free Zone, Dubai, United Arab Emirates (“GP Global Seller”), and GP Global Limited, an offshore company with limited liability organized in Jebel Ali Free Zone, Dubai, United Arab Emirates (“GP Global”). Pursuant to the terms of the GP Global SPA, a business combination between Global Consumer and GP Global will be effected by the acquisition of 100% of the issued and outstanding capital shares of GP Global from GP Global Seller (the “GP Global Stock Acquisition”). Due to his position as the sole owner of GP Global Seller, which is the 100% owner of GP Global, Mr. Gautham Pai, Co-Chairman of the board of GACQ and a member of the Sponsor, recused himself from both the board discussion and the board vote regarding the GP Global Business Combination. After careful consideration, the disinterested members of the board of directors of GACQ have unanimously approved and adopted the GP Global SPA and the transactions contemplated therein. All members of the board of directors of GACQ unanimously approved and adopted the Luminex SPA and the transactions contemplated therein. The consummation of the Luminex Stock Acquisition is not conditioned on the consummation of the GP Global Stock Acquisition. However, the GP Global Stock Acquisition is conditioned on the consummation of the Luminex Stock Acquisition.

The Business Combination is subject to the approval of the GACQ’s stockholders as well as other closing conditions. If GACQ does not consummate the Business Combination and fails to consummate an initial business combination within 12 months from the closing of its initial public offering (or up to 18 months from the closing of the initial public offering if GACQ extends the period of time to consummate a business combination for two times, as described in more detail in the final prospectus filed with the SEC on June 10, 2021), then, pursuant to the amended and restated certificate of incorporation, GACQ will be required to dissolve and liquidate as soon as reasonably practicable, unless GACQ seeks stockholder approval to amend GACQ’s certificate of incorporation to extend the date by which an initial business combination may be consummated.

Redemption Rights for Holders of the Public Shares

Pursuant to GACQ’s amended and restated certificate of incorporation, holders of the public shares will be entitled to redeem their public shares for a pro rata share of the Trust Account (including interest earned on the pro rata portion of the Trust Account, net of taxes payable), currently anticipated to be no less than approximately $10.05 per share of GACQ Common Stock. GACQ’s initial stockholders do not have redemption rights with respect to any shares of GACQ Common Stock owned by them, directly or indirectly.

Automatic Dissolution and Subsequent Liquidation of the Trust Account if No Business Combination

If GACQ does not consummate the Business Combination and fails to consummate an initial business combination within 12 months from the closing of its initial public offering (or up to 18 months from the closing of the initial public offering if GACQ extends the period of time to consummate a business combination for two times, as described in more detail in the final prospectus filed with the SEC on June 10, 2021), then, pursuant to the amended and restated certificate of incorporation, GACQ will be required to dissolve and liquidate as soon as reasonably practicable, unless GACQ seeks stockholder approval to amend GACQ’s certificate of incorporation to extend the date by which an initial business combination may be consummated. As a result, this has the same effect as if GACQ had formally gone through a voluntary liquidation procedure under Delaware law. Accordingly, no vote would be required from the GACQ’s stockholders to commence such a voluntary winding up, dissolution and liquidation. If GACQ is unable to consummate the Business Combination and fails to consummate an initial business combination within 12 months from the closing of its initial public offering (or up to 18 months, as applicable), it will, as promptly as possible but not more than ten business days thereafter, redeem 100% of GACQ’s outstanding public shares for a pro rata share of the aggregate amount then on deposit in the Trust Account upon the consummation of the Business Combination (including interest earned on the pro rata portion of the Trust Account, net of taxes payable) and then seek to liquidate and dissolve. In the event of its dissolution and liquidation, the GACQ Warrants will expire and will be worthless.

The proceeds deposited in the trust account could, however, become subject to the claims of GACQ’s creditors which would have higher priority than the claims of its public stockholders. GACQ cannot guarantee that the actual per-share redemption amount received by stockholders will not be substantially less than $10.05. Under Section 281(b) of the DGCL, GACQ’s plan of dissolution must provide for all claims against it to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before GACQ makes any distribution of its remaining assets to its stockholders. While GACQ intends to pay such amounts, if any, GACQ cannot guarantee that it will have funds sufficient to pay or provide for all creditors’ claims.

Although GACQ will seek to have all vendors, service providers, prospective target businesses or other entities with which GACQ does business execute agreements with it waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of GACQ’s public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against GACQ’s assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, GACQ’s management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to it than any alternative.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with GACQ and will not seek recourse against the trust account for any reason. GACQ’s sponsor has agreed that it will be liable to GACQ if and to the extent any claims by a third party for services rendered or products sold to GACQ, or a prospective target business with which GACQ has discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under GACQ’s indemnity of the underwriters of GACQ’s initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then GACQ’s sponsor will not be responsible to the extent of any liability for such third party claims. GACQ has not independently verified whether GACQ’s sponsor has sufficient funds to satisfy its indemnity obligations and believes that its sponsor’s only assets are securities of GACQ. GACQ has not asked its sponsor to reserve for such indemnification obligations. Therefore, GACQ cannot guarantee that its sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for GACQ’s initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, GACQ may not be able to complete its initial business combination, and GACQ’s stockholders would receive such lesser amount per share in connection with any redemption of their public shares. None of GACQ’s officers will indemnify GACQ for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and GACQ’s sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, GACQ’s independent directors would determine whether to take legal action against GACQ’s sponsor to enforce its indemnification obligations. While GACQ expects that its independent directors would take legal action on its behalf against its sponsor to enforce its indemnification obligations to GACQ, it is possible that GACQ’s independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. GACQ has not asked its sponsor to reserve for such indemnification obligations and GACQ cannot guarantee that its sponsor would be able to satisfy those obligations. Accordingly, GACQ cannot guarantee that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.05 per public share.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of GACQ’s trust account distributed to its public stockholders upon the redemption of its public shares in the event GACQ does not complete its business combination within 12 months (or 15 or 18 months, as applicable) from the closing of its initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of GACQ’s trust account distributed to its public stockholders upon the redemption of its public shares in the event GACQ do not complete its business combination within 12 months (or 15 or 18 months, as applicable) from the closing of GACQ’s initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If GACQ is unable to complete its business combination within 12 months (or 15 or 18 months, as applicable) from the closing of its initial public offering, GACQ will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to GACQ to pay its taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of GACQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to GACQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is GACQ’s intention to redeem its public shares as soon as reasonably possible following its 18th month and, therefore, GACQ does not intend to comply with those procedures. As such, GACQ’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of its stockholders may extend well beyond the third anniversary of such date.

Because GACQ does not comply with Section 280, Section 281(b) of the DGCL requires GACQ to adopt a plan, based on facts known to GACQ at such time that will provide for its payment of all existing and pending claims or claims that may be potentially brought against it within the subsequent 10 years. However, because GACQ is a blank check company, rather than an operating company, and its operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from its vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. Pursuant to the obligation contained in GACQ’s underwriting agreement dated June 8, 2021, GACQ required that all vendors, service providers, prospective target businesses or other entities with which it does business execute agreements with it waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against GACQ are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, GACQ’s sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under GACQ’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, GACQ’s sponsor will not be responsible to the extent of any liability for such third-party claims.

If GACQ files a bankruptcy petition or an involuntary bankruptcy petition is filed against it that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in GACQ’s bankruptcy estate and subject to the claims of third parties with priority over the claims of its stockholders. To the extent any bankruptcy claims deplete the trust account, GACQ cannot guarantee that it will be able to return $10.05 per share to its public stockholders. Additionally, if GACQ files a bankruptcy petition or an involuntary bankruptcy petition is filed against GACQ that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by GACQ’s stockholders. Furthermore, GACQ’s board of directors may be viewed as having breached its fiduciary duty to its creditors and/or may have acted in bad faith, thereby exposing itself and GACQ to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. GACQ cannot guarantee that claims will not be brought against it for these reasons.

GACQ’s public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of its public shares if GACQ does not complete its business combination within 12 months (or 15 or 18 months, as applicable) from the closing of its initial public offering, subject to applicable law, (ii) (a) in connection with a stockholder vote to approve an amendment to its amended and restated certificate of incorporation to modify the substance or timing of its obligation to allow redemption in connection with the Business Combination or to redeem 100% of its public shares if GACQ has not consummated an initial business combination within 12 months (or 15 or 18 months, as applicable) from the closing of GACQ’s initial public offering or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity or (iii) GACQ’s completion of an initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described in the final prospectus GACQ filed with the SEC on June 10, 2021. In no other circumstances will a stockholder has any right or interest of any kind to or in the trust account.

Each of GACQ’s initial stockholders has agreed to waive its rights to participate in any liquidation of the Trust Account or other assets with respect to any shares of GACQ common stock they hold.

Employees

GACQ currently has one officer, Mr. Ajila, who serves as its Chief Executive Officer and Chief Financial Officer. Mr. Ajila is not obligated to devote any specific number of hours to GACQ’s matters but he intends to devote as much of their time as he deems necessary to GACQ’s affairs until it has consummated the Business Combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected and the stage of the Business Combination process GACQ is in. GACQ does not have any other employees.

Facilities

GACQ’s executive offices are located at 1926 Rand Ridge Court, Marietta, GA 30062 and its telephone number is (404) 939-9419. The cost for GACQ’s use of this space is included in the $10,000 per month fee it pays to ARC Group Limited, its financial advisor, for office space, administrative and support services. GACQ considers its current office space adequate for its current operations.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against GACQ or any members of its management team in their capacity as such.

GACQ has entered into the following agreements to acquire two business combination target companies for the purpose of consummating its initial business combination. Both business combination target companies are in the home decor and fragrance products industry. All capitalized terms used herein, but not otherwise defined, shall have the respective meanings ascribed to such terms in the respective agreements.

On December 13, 2021, GACQ entered into a Stock Purchase Agreement (the “Luminex SPA”) with CLP Luminex Holdings, LLC, a Delaware limited liability company (“Luminex Seller”), and Luminex Home Décor & Fragrance Holding Corporation, a Delaware corporation (“Luminex”). Pursuant to the terms of the Luminex SPA, a business combination between Global Consumer and Luminex will be effected by the acquisition of 100% of the issued and outstanding shares of capital stock of Luminex from Luminex Seller (the “Luminex Stock Acquisition”). Further, on December 13, 2021, Global Consumer entered into a Stock Purchase Agreement (the “GP Global SPA”) by and among Global Consumer, TGP Trading FZCO, a freezone company with limited liability organized in Dubai Airport Free Zone, Dubai, United Arab Emirates (“GP Global Seller”), and GP Global Limited, an offshore company with limited liability organized in Jebel Ali Free Zone, Dubai, United Arab Emirates (“GP Global”). Pursuant to the terms of the GP Global SPA, a business combination between Global Consumer and GP Global will be effected by the acquisition of 100% of the issued and outstanding capital shares of GP Global from GP Global Seller (the “GP Global Stock Acquisition”). Due to his position as the sole owner of GP Global Seller, which is the 100% owner of GP Global, Mr. Gautham Pai, Co-Chairman of the board of GACQ and a member of the Sponsor, recused himself from both the board discussion and the board vote regarding the GP Global Business Combination. After careful consideration, the disinterested members of the board of directors of GACQ have unanimously approved and adopted the GP Global SPA and the transactions contemplated therein. All members of the board of directors of GACQ unanimously approved and adopted the Luminex SPA and the transactions contemplated therein. The consummation of the Luminex Stock Acquisition is not conditioned on the consummation of the GP Global Stock Acquisition. However, the GP Global Stock Acquisition is conditioned on the consummation of the Luminex Stock Acquisition.

Purchaser Support Agreement

In connection with the execution of the Luminex SPA, certain stockholders of Global Consumer entered into a support agreement (the “Purchaser Support Agreement”) pursuant to which the stockholders of Global Consumer that are parties to the Purchaser Support Agreement have agreed to vote all shares of common stock of Global Consumer beneficially owned by them in favor of the Luminex SPA and related transactions.

Escrow Agreement

At Closing, Global Consumer and Luminex Seller will enter into an escrow agreement (the “Escrow Agreement”) with KeyBank National Association (the “Escrow Agent”) pursuant to which Global Consumer will deposit, on the Closing Date from the purchase price payable by Global Consumer to Luminex Seller in the Luminex Stock Acquisition, an aggregate amount consisting of (a) $5,000,000 and (b) the RWI Retention Amount, into separate escrow accounts maintained by the Escrow Agent, to satisfy (i) any negative adjustment to the Estimated Purchase Price under the Luminex SPA and (ii) amounts owed to Global Consumer or any other indemnitee in respect of Luminex Seller’s indemnification obligations under the Luminex SPA, respectively.

Lock-Up Agreement

In connection with the Closing of the GP Global Stock Acquisition, GP Global Seller will agree, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any of the Acquisition Consideration Shares held by them (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of Purchaser Common Stock, if any, acquired during the lock-up period, the “Lock-up Shares”), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise or engage in any short sales or other arrangement with respect to the Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until the the end of the lock-up period.

Amended Registration Rights Agreement

At the Closing, Global Consumer will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with certain existing stockholders of Global Consumer with respect to the shares of Global Consumer’s common stock they own at the Closing, and with GP Global Seller who will be an affiliate of Global Consumer with respect to the Acquisition Consideration Shares after the Closing. The Amended and Restated Registration Rights Agreement will provide certain demand registration rights and piggyback registration rights to the stockholders, subject to underwriter cutbacks and issuer blackout periods. Global Consumer will agree to pay certain fees and expenses relating to registrations under the Amended and Restated Registration Rights Agreement.

The foregoing agreements, including the Luminex SPA, the GP Global SPA, the Purchaser Support Agreement and the form of Escrow Agreement, were filed with the Current Report on Form 8-K on December 13, 2021 as Exhibits 2.1, 2.2, 10.1 and 10.2, respectively, and the terms of which are incorporated by reference herein.

ITEM 1A.RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

Our executive offices are located at 1926 Rand Ridge Court, Marietta, GA 30062 and our telephone number is (404) 939-9419. The cost for our use of this space is included in the $10,000 per month fee we pay to ARC Group Limited, our financial advisor, for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3.LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “GACQU” on June 9, 2021. The warrants and shares of common stock comprising the units began separate trading on Nasdaq on July 30, 2021, under the symbols “GACQW” and “GACQ”, respectively.

Holders of Record

As of December 31, 2021, there were 20,948,781 of our shares of Common Stock issued and outstanding held by 5 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On June 11, 2021, the Company consummated the IPO of 17,000,000 units (the “Units”). Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”) and one half of one redeemable warrant (“Warrants”), with each whole warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to certain adjustment as described in the registrant’s final prospectus filed with the SEC on June 10, 2021 (the “Prospectus”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $170,000,000. The Company granted the underwriters a 45-day option to purchase up to 2,550,000 additional Units to cover over-allotments, if any.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with Global Consumer Acquisition LLC of 431,510 units (the “Private Units”), generating total proceeds of $4,315,100.

Subsequently, on June 14, 2021, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of the additional Units occurred (the “Over-Allotment Option Units”) on June 16, 2021. The total aggregate issuance by the Company of 1,263,000 units at a price of $10.00 per unit resulted in total gross proceeds of $12,630,000. On June 16, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 22,102 Private Units, generating gross proceeds of $221,020. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On June 16, 2021, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company has canceled an aggregate of 321,750 shares of Common Stock issued to certain stockholders of the Company prior to the IPO and Private Placement.

A total of $183,543,150 of the net proceeds from the sale of Units in the initial public offering (including the Over-Allotment Option Units) and the Private Placements on June 11, 2021 and June 16, 2021, were placed in a trust account established for the benefit of the Company’s public stockholders.

As of December 31, 2021, a total of $183,570,432 was held in the Trust Account, $183,543,150 of which is the proceeds from the IPO and Private Placement and $27,282 of which was interest income generated by the proceeds in Trust.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $1,143,620, which consists of operating costs of $2,327,118, franchise tax expense of $113,648, offering costs allocated to warrants of $450,846 and partially offset by realized and unrealized gain from marketable securities held in the Trust Account of $27,282 and change in fair value of warrant liability of $4,007,950.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and marketable securities of $183,570,432 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. To the extent that our common stocks or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $257,271 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Common Stocks Subject to Possible Redemption

We account for our common stocks subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”  common stocks subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stocks (including common stocks that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity (deficit). Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, 18,263,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our interim balance sheets.

Net Income Per Common Stock

We apply the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per common stock is computed by dividing the pro rata net loss between the redeemable shares and the non-redeemable shares by the weighted average number of common stocks outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 9,358,306 shares of common stock in the aggregate.

ITEM 7A.Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s lack of ability to account for complex financial instrument, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

ITEM 9B.Other Information.

None.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 25, 2022.

Name	Age	Position
Rohan Ajila	54	Chief Executive Officer, Chief Financial Officer and Director Nominee, Co-Chairman of the Board of Directors
Gautham Pai	47	Director Nominee, Co-Chairman of the Board of Directors
Art Drogue	76	Independent Director Nominee
Tom Clausen	60	Independent Director Nominee
Denis Tse	46	Independent Director Nominee

Mr. Rohan Ajila has been our Chief Executive Officer and Chief Financial Officer since inception. He has also been our Co-Chairman of the Board of Directors since June 2021. Mr. Ajila is a business leader with over 20 years of experience in investment management, mergersand acquisitions, as an entrepreneur, operator and private equity (PE) investor for both privately held and public companies. Since January 2016, Mr. Ajila has been serving as the Managing Partner of  FIDES Business Partner, a private equity firm  based in Zurich aimed at acquiring a majority stake in European companies and proactively assisting them in areas such as strategy, cost management and operational implementation. From January 2007 to May 2018, Mr. Ajila served as the Managing Partner at Capvent AG, a private equity manager which he helped build   to over US$ 1.2 Billion AUM and has offices in Switzerland, India, China and the US. The firm invested in 120+ PE funds across strategies and geographic regions and met with more than 1000 GPs. At Capvent,  Mr. Ajila also served as the Managing Partner of  a direct PE fund set-up to invest in consumer companies in Asia, particularly China and India, with Unilever Corporate Ventures as a strategic investor in the fund. Mr. Ajila is also the Founding Director of an Indo-German joint venture with the Heinz Group set up primarily to bring in the global capabilities to manufacture high-end cosmetic glass in India for global cosmetic companies/brands since December 2015. In 1993, Mr. Ajila received his MBA degree from the University of Houston, TX. In 1991, Mr. Ajila received his BBA degree from the University of Houston, TX. We believe Mr.Ajila is qualified to serve on our board due to his expertise in investment and merger transactions, as well as his extensive experience in deploying capital in a variety of sectors and geographic regions.

Mr. Gautham Pai has been the Co-Chairman of the Board of Directors since June 2021. A business leader with over 20 years of operational experience, he oversees multiple businesses that have global operations and leadership teams. In 1996, Mr. Pai completed his bachelor’s degree in Printing Technology from the Manipal Institute of Technology (MIT). Mr. Pai has been serving as the Managing Director and Executive Chairman of The Manipal Group since May 2006. Throughout his career, Mr. Pai has guided his portfolio companies through rapid growth and built a conglomerate comprising of business interests in consumer industrials, consumer products, Banking, Financial Services, and Insurance (BFSI) (that includes payment & identification solutions, financial and digital inclusion), with operations spanning across North America, Asia and Africa. He has led the inorganic growth of the group in the consumer industrials market by acquiring companies in adjacencies, strengthening the leadership team, scaling the revenue by 2x, which has enhanced the stockholder value by 2.3x.

Over the last 15 years, Mr. Pai has played a significant role in increasing Manipal Group’s revenue growth by more than 20x. He has brought in stringent financial governance, built a strong management  team that has industry expertise, built a professional management board, and has provided strategic direction to the group. He also has a vast amount of knowledge in raising growth capital through cross-border deals, advocated business translocations, and signed strategic JVs with partners from the US, Italy, Thailand and South America. These strategic moves have helped in the rapid scale-up of the businesses to gain leadership positions in their respective sectors. He has also incubated ventures in the technology and financial technology sector and has been an active angel investor in the dynamic Indian start-up landscape with over twenty investments and has mentored early-stage entrepreneurs. We strongly believe Mr Pai is qualified to serve on our board owing to his operating experience in global business management and his ability in raising capital for various business entities.

Mr. Art Drogue has been one of our independent directors since June 2021. Since January 2011, Mr. Drogue’s extensive experience in the Consumer industry from an operational, strategic and investment management perspective working closely with several private equity groups in the consumer sector in the US coupled with his deep management experience in senior leadership roles across SPAR, Best Foods, Unilever, Nabisco and General Mills, make him a valuable addition to our board of directors. Since 2011, Mr. Drogue has served as director of Ruiz foods, a leading U.S. Mexican Frozen Food Brand. Since 2011, Mr. Drogue has also been serving as founding partner for the Resource Team, a consumer packaged goods consulting practice. During his stint with Unilever, Mr. Drogue led the $18 billion Americas sales organization in theU.S., Canada, Latin America. Mr. Drogue is also board chairman and director at several early-stage consumer businesses. Mr. Drogue was awarded the William H. Albers award for his many years of leadership in the consumer industry. Mr. Drogue completed the food executive program from Cornell University in 1981 and received his bachelor’s degree in Economics from Stetson University in 1970. We believe Dr. Drogue is qualified to serve on our board based on his extensive expertise in the consumer industry and his leadership in analyzing and implementing business strategies in many geographical regions.

Mr. Tom Clausen has been one of our independent directors since June 2021. Mr. Clausen has over 30 years of global investment experience. Since February 2016, Mr. Clausen has been serving as the Managing Partner and Shareholder of FIDES Business Partner, a private equity firm based in Zurich where he helped execute the direct investment strategy with a focus on Swiss SME companies and consumer companies. Mr. Clausen helped build and cultivate the cross-border bridge between Switzerland and India/China, leveraging his network. Mr. Clausen co-founded Capvent AG and has been serving as the Managing Partner since July 2000, private equity manager which he helped build to over US$ 1.2 Billion AUM and has offices in Switzerland, India, China and the US; the firm invested in 120+ PE funds across strategies and geographic regions and met with more than 1000 GPs. Since January 2016, Mr. Clausen has also been serving as the Head of Business Development and shareholder of FlowGen Development & Management AG, a Swiss renewable energy company that offers turnkey decentralized power generation systems combining its proprietary small wind turbines with solar and storage. Mr. Clausen served as the Executive Director of Societe Generale in Zurich and London from 1998 to 2000 and served as the Member of Senior Management of Credit Swiss First Boston in San Francisco, USA from 1991 to 1998, focusing on rapidly growing technology companies. In 1996, Mr. Clausen received his Executive MBA degree from the University of San Francisco with Beta Gamma Sigma Honors. In 1988, Mr. Clausen received his bachelor’s degree in Law from the University of Zurich. We believe Mr. Clausen is qualified to serve on our board based on his practical experience in the areas of finance, investment, and cross-border transactions.

Mr. Denis Tse has been one of our independent directors since June 2021. Mr. Tse has more than 20 years of investing experience in private equity and venture capital, and his extensive experience in the areas of finance, strategy and investing, particularly in the technology sector, makes him a valuable addition to our board of directors. Mr. Tse has been serving as the CEO of  ACE Equity Partners International Pte. Ltd. since March 2020, the international arm of ACE Equity Partners LLC, an Asian cross-border technology private equity firm with over US$1 billion of assets under management. Since May 2020, Mr. Tse has been serving as the co-founder and director of ACE Convergence Acquisition Corp. (NASDAQ:ACEV), Asia’s first private equity-sponsored technology-focused SPAC listed in the US. Mr. Tse has more than 20 years of investing experience in private equity and venture capital, including six years (2009-2015) as the Head of Asia for Private Investments with Lockheed Martin Investment Management Company, where he was named "40 under 40" by Chief Investment Officer magazine. Mr. Tse was also the first Kauffman Fellow from an Asian venture capital firm. Mr. Tse serves on the China Leadership Board of the School of Global Policy & Strategy at University of California  —  San Diego, as well as on the Advisory Board of the School of Education & Social Policy at Northwestern University. Mr. Tse earned his MBA degree from INSEAD in 2003, and his BSc. with Honor from Northwestern University in 1998. We believe Mr. Tse is qualified to serve on our board based on his academic and practical experience in the areas of finance, strategy and investing, especially in the technology industry.

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Board Composition

The Company’s business and affairs is organized under the direction of its board of directors. The Company’s Board is chaired by Mr. Ajila and Mr. Pai. The primary responsibilities of the Company’s Board is to provide oversight, strategic guidance, counseling and direction to the Company’s management. The Company’s Board meets on a regular basis and additionally as required. The Company’s Board  consists of five members.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer, Assistant Secretary and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Tom Clausen, Denis Tse, and Art Drogue are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Company’s Board

The Company’s Board has the authority to appoint committees to perform certain management and administration functions. GACQ’s current Board has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by the Company’s Board.

Audit Committee

We have established an audit committee of the board of directors that will continue after the consummation of the Business Combination. Tom Clausen, Denis Tse and Art Drogue serve as members of our audit committee, with Mr. Clausen serving as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards and under Rule  10-A-3(b)(1) of   the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Clausen qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors that will continue after the consummation of the Business Combination. Art Drogue, Denis Tse and Tom Clausen serve as members of our compensation committee, with Mr. Drogue serving as the chairman of the compensation committee.

Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the  independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year have not served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You are able to review such document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compensation Committee Interlocks and Insider Participation

None

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. We currently pays an affiliate of our Chief Executive Officer an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our Chief Executive Officer compensation in lieu of a salary.

Our officers and directors will also receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements made to our sponsor, officers, directors or their respective affiliates, with any interested director abstaining from such review and approval.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the Company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 25, 2022 the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 25, 2022, we had 23,282,362 shares of Common Stock issued and outstanding, which includes shares of common stock underlying the units and warrants.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units or the private warrants issued pursuant to the Company’s initial public offering as these warrants are not exercisable within 60 days of the date hereof.

	Number of	% of
	Shares	Outstanding
	Beneficially	Shares of
Name and Address of Beneficial Owner(1)	Owned(2)	Common Stock
Directors and Executive Officers of GACQ:
Rohan Ajila(3)	4,827,500	20.73%
Gautham Pai(3)	4,827,500	20.73%
Sanjiv Das(3)	4,827,500	20.73%
Art Drogue	20,000	*
Tom Clausen	20,000	*
Dennis Tse	20,000	*
Directors and Executive Officers of GACQ as a Group (6 Individuals).	4,887,500	20.99%
GACQ’s and the Combined Company 5% Stockholders:
Global Consumer Acquisition LLC(3)	4,827,500	20.73%
Radcliffe Capital Management, L.P.(4)	1,680,000	7.22%
D. E. Shaw Valence Portfolios, L.L.C.(5)	1,680,000	7.22%
Highbridge Capital Management, LLC(6)	1,939,822	8.33%
Boothbay Fund Management, LLC(7)	1,680,000	7.22%
Polar Asset Management Partners, Inc.(8)	1,680,000	7.22%
Yakira Capital Management, Inc.(9)	1,426,855	6.13%
*Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is c/o Global Consumer Acquisition Corp., 1926 Rand Ridge Court, Marietta, GA 30062.
(2)	Does not include beneficial ownership of any shares of common stock underlying outstanding private warrants.
(3)	Global Consumer Acquisition LLC, our sponsor, is the record holder of the founder shares reported herein. The managers of our sponsor, Messrs. Ajila, Pai and Das, by virtue of their shared control over our sponsor, may be deemed to beneficially own shares held by our sponsor.
(4)	Pursuant to a Schedule 13G filed on June 17, 2021. The address for the Reporting Persons is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004. Radcliffe Capital Management, L.P. is the relevant entity for which RGC Management Company, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons and share in voting and dispositive power. Radcliffe SPAC Master Fund, L.P. is the relevant entity for which Radcliffe SPAC GP, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons and share in voting and dispositive power. The Reporting Persons specifically disclaims beneficial ownership of the securities reported herein except to the extent of its pecuniary interest therein.
(5)	Pursuant to a Schedule 13G filed on June 21, 2021. The address for the Reporting Persons is 1166 Avenue of the Americas, 9th floor, NY, NY 10036. David E. Shaw does not own any Units directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 1,680,000 shares of common stock and, therefore, David E. Shaw may be deemed to be the beneficial owner of such Units. David E. Shaw disclaims beneficial ownership of such 1,680,000 shares of common stock.
(6)	Pursuant to a Schedule 13G filed on February 9, 2022. The address for the Reporting Person is 277 Park Avenue, 23rd Floor, New York, New York 10172. Highbridge Capital Management, LLC, as the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. (collectively, the “Highbridge Funds”), may be deemed to be the beneficial owner of the 1,347,700 shares of Common Stock held by the Highbridge Funds. Highbridge Capital Management,

LLC may be deemed to beneficially own approximately 5.78% of the outstanding shares of Common Stock. The foregoing should not be construed in and of itself as an admission by the Reporting Person as to beneficial ownership of the shares of Common Stock held by the Highbridge Funds.
(7)	Pursuant to a Schedule 13G filed on June 21, 2021. The address for the Reporting Person is 140 East 45th Street, 14th Floor, New York, New York 10017. The Units are held by Boothbay Absolute Return Strategies LP and one or more private funds (the “Funds”), which are managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Funds, has the power to vote and the power to direct the disposition of all Units held by the Funds. Ari Glass is the Managing Member of the Adviser. Accordingly, for the purposes of Reg. Section 240.13d-3, the reporting persons herein may be deemed to beneficially own an aggregate of 1,680,000 Shares, or 7.22% of the 23,282,362 Shares that are issued and outstanding. The foregoing shall not be deemed an admission that the Adviser, the Fund or any other person is the beneficial owner of the securities reported herein for purposes of Section 13 of the Securities Exchange Act of 1934, as amended, or for any other purpose. Each of the reporting persons herein disclaims beneficial ownership of the Shares reported herein except to the extent of the reporting person’s pecuniary interest therein.
(8)	Pursuant to a Schedule 13G filed on February 8, 2022. The address for the Reporting Persons is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6. Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the Shares directly held by PMSMF. The Reporting Person has sole voting and dispositive power over the shares. PMSMF has the right to receive or the power to direct the receipt of dividends from or the proceeds from the sale of more than 5% of the Shares.
(9)	Pursuant to a Schedule 13G filed on February 9, 2022. The address for the Reporting Person is 1555 Post Road East, Suite 202, Westport, CT 06880. The shares include 98,423 shares beneficially owned by Yakira Partners, L.P. and 1,328,432 beneficially owned by MAP 136 Segregated Portfolio. Each of whom have sole voting and dispositive power over the shares beneficially owned by them.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On January 15, 2021, GACQ’s sponsor acquired 5,750,000 founder shares for an aggregate purchase price of $25,000. In February 2021, the sponsor transferred 60,000 founder shares, in the aggregate, to each of Tom Clausen, Art Drogue and Denis Tse. On June 8, 2021, the sponsor forfeited for no consideration an aggregate of 862,500 founder shares, which GACQ cancelled, resulting in a decrease in the total number of shares of common stock outstanding from 5,750,000 shares to 4,887,500 shares (up to 637,500 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). Prior to the initial investment in the company of $25,000 by the sponsor, GACQ had no assets, tangible or intangible. The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. Due to the over-allotment option was partially exercised by EF Hutton on June 16, 2021, the sponsor had agreed to return 321,750 founder shares to the Company for cancellation. The cancellation agreement was signed and the cancellation was processed on June 16, 2021. As of the date of this proxy statement, there are 4,565,750 shares of GACQ’s common stock outstanding and held by GACQ’s initial stockholders.

The initial stockholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier of (i) six months after the date of the consummation of the Business Combination, or (ii) the date on which the closing price of GACQ’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Business Combination, or earlier, in each case, if, subsequent to the Business Combination, GACQ consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of GACQ’s stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Note

On January 31, 2021, GACQ’s sponsor issued an unsecured promissory note to GACQ, pursuant to which the GACQ may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to GACQ’s initial public offering. The note is non-interest bearing and payable on the earlier of (i) July 31, 2021 or (ii) the consummation of the Initial Public Offering. The promissory note was repaid in full on July 20, 2021. As of December 31, 2021, no amounts were outstanding.

On January 22, 2022, a Promissory Note was signed between the Sponsor and the Company. The Sponsor agreed to borrow up to $1,500,000 principal to the Company. The principal balance of this Note shall be payable by the Company on the earlier of: (i) the date on consummation of a business combination with target businesses, or (ii) the date the Company liquidates if a business combination is not consummated. On January 26, 2022, the Company has drawn $690,000 from the Promissory Note.

Private Units

In addition, simultaneously with the closing of GACQ’s initial public offering on June 11, 2021, Global Consumer Acquisition LLC, GACQ’s sponsor, purchased in a private placement transaction an aggregate of 431,510 private units at a price of $10.00 per unit for an aggregate purchase price of $4,315,100. On June 16, 2021, the underwriter exercised partially over-allotment option. Global Consumer Acquisition LLC, GACQ’s sponsor, purchased in a private placement transaction an aggregate of 22,103 private units at a price of $10.00 per unit for an aggregate purchase price of $221,030. As a result, the initial stockholders purchased an aggregate of 453,613 Placement Units at a price of $10.00 per Placement Unit, ($4,536,125 in the aggregate), from the Company in a private placement that occurred simultaneously with the closing of the IPO and the partial exercise by the underwriter of its over-allotment option. Each private unit consists of one share of common stock and one-half of one redeemable warrant, with each whole warrant entitling the holder to purchase one share of GACQ’s common stock at a price of $11.50 per full share, subject to certain adjustments. The proceeds from the sale of the private units were added to the proceeds from the initial public offering held in GACQ’s trust account. If GACQ does not consummate the Business Combination within 12 months (or 15 or 18 months, as applicable) after the closing of its initial public offering, the proceeds from the sale of the private units will be used to fund the redemption of GACQ’s public shares, subject to the requirements of applicable law.

GACQ Registration Rights Agreement

Pursuant to certain registration rights agreement, dated as of June 8, 2021 (the “GACQ Registration Rights Agreement”), the holders of GACQ founder shares, the private placement units (and underlying securities) and any securities issued to GAQC’s sponsor, officers, directors, other initial stockholders, or their affiliates in payment of any working capital loans made to GACQ will be entitled to registration rights. The holders of a majority of the aforementioned securities are entitled to make up to three demands, excluding short form demands, that GACQ registers such securities. The holders of the majority of the aforementioned shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stocks are to be released from the lock-up provisions in certain insider letter agreement, dated June 8, 2021. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. GACQ will bear the expenses incurred in connection with the filing of any such registration statements.

Notwithstanding anything to the contrary, under FINRA Rule 5110, GACQ’s underwriters during its initial public offering and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to GACQ’s initial public offering, and the underwriters and/or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to GACQ’s initial public offering. The GACQ Registration Rights Agreement will be amended and restated in connection with the execution of the Acquisition Agreements. See “The Company’s Relationships and Related Party Transactions — Amended and Restated Registration Rights Agreement.”

Code of Ethics and Related Party Transactions Policy

GACQ has not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

GACQ has adopted a code of ethics requiring it to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by its board of directors (or the appropriate committee of GACQ’s board) or as disclosed in GACQ’s public filings with the SEC. Under GACQ’s code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving GACQ.

In addition, GACQ’s audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that GACQ enter into such transactions. An affirmative vote of a majority of the members of the audit committee presents at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction.

21

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, GACQ has agreed not to consummate a Business Combination with an entity that is affiliated with any of its sponsor, officers, directors or special advisor unless GACQ, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that the Business Combination is fair to GACQ from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to GACQ’s sponsor, existing officers, directors, or their affiliates, for services rendered to GACQ prior to or in connection with the completion of the Business Combination although GACQ may consider cash or other compensation to officers or advisors it may hire to be paid either prior to or in connection with GACQ’s initial business combination. In addition, the following payments will be made to GACQ’s sponsor, officers, directors or special advisor, or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of the Business Combination:

●	Repayment to an aggregate of up to $300,000 in loans made to GACQ by an affiliate of GACQ’s sponsor;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of loans which may be made by GACQ’s sponsor or an affiliate of the sponsor or certain of GACQ’s officers and directors to finance transaction costs in connection with the Business Combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender.

GACQ’s audit committee reviews on a quarterly basis all payments that were made to GACQ’s sponsor, officers, directors or special advisor, or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum Bernstein & Pinchuk LLP, or Marcum BP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum BP in connection with regulatory filings. The aggregate fees charged by Marcum BP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from December 28, 2020 (inception) through December 31, 2021 totaled $59,740 and $nil, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum BP for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from December 28, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum BP for tax planning and tax for the year ended December 31, 2021 and for the period from December 28, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum BP for other services for the year ended December 31, 2021 and for the period from December 28, 2020 (inception) through December 31, 2020.

22

PART IV

ITEM 15.Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this Form 10-K:
(1)Financial Statements:

New York Office 7 Penn Plaza, Suite 830 New York, NY 10001 T 212.279.7900

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Global Consumer Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Global Consumer Acquisition Corp (the “Company”) as of December 31, 2021 and December 31, 2020, the related statements of operations, change in stockholders’ deficit and cash flows for the year ended December 31, 2021 and from December 28, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and from December 28, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit[s]. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (‘PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

New York Office 7 Penn Plaza, Suite 830 New York, NY 10001 T 212.279.7900

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 25, 2022

PCAOB ID NO. 5395

Global Consumer Acquisition Corp.

Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$257,271	$—
Prepaid expense	80,169	—
Total Current Assets	337,440	—

Cash and Marketable Securities held in Trust Account	183,570,432	—
Total Assets	$183,907,872	$—

LIABILITIES AND STOCKHOLDERS’ DIFICIT
Current Liabilities
Accrued expense	$1,740,131	$478
Franchise tax payable	113,648	—
Total Current Liabilities	1,853,779	478
Warrant Liability	5,773,748	—
Deferred underwriting fees	5,935,475	—
Total Liabilities	13,563,002	478

Commitments and Contingencies (NOTE 6)
Common stock subject to possible redemption, 18,263,000 and -0- shares at redemption value of $10.05 per share on December 31, 2021 and -0- on December 31, 2020, respectively	183,570,432	—

Stockholders' Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stocks, $0.0001 par value; 100,000,000 shares authorized; 5,019,363 and -0- issued and outstanding (excluding 18,263,000 and -0- shares subject to possible redemption) at December 31, 2021 and December 31, 2020, respectively	502	—
Additional paid-in capital	—	—
Accumulated deficit	(13,226,064)	(478)
Total Stockholders’ Deficit	(13,225,562)	(478)
Total Liabilities and Stockholders’ Deficit	$183,907,872	$—

The accompanying notes are an integral part of the financial statements.

Global Consumer Acquisition Corp.

Statements of Operations

		For the Period
	Year Ended	from December 28, 2020
	December 31,	Through
	2021	December 31, 2020
Formation and operating costs	$2,327,118	$478
Franchise tax expense	113,648
Loss from operation costs	(2,440,766)	(478)
Other income and expense:
Realized and unrealized gain from marketable securities held in Trust Account	$27,282	$—
Change in fair value of warrant liability	4,007,950	—
Offering costs allocated to warrants	(450,846)	—
Net income (loss)	$1,143,620	$(478)

Weighted average shares outstanding of common stock	14,904,015	—
Basic and diluted net income (loss) per common stock	$0.08	$—

The accompanying notes are an integral part of the financial statements.

Global Consumer Acquisition Corp.

Statements of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 28, 2020 (inception)	—	$—	$—	$—	$—
Net Loss	—	—	—	(478)	(478)
Balance — December 31, 2020 (audited)	—	$—	$—	$(478)	$(478)
Insurance of common stock to Sponsor	4,887,500	489	24,511	—	25,000
Re-measurement for common stock to redemption amount	—	—	(4,321,343)	(14,369,206)	(18,690,549)
Forfeiture of founder shares	(321,750)	(32)	32	—	—
Sale of Private Units	453,613	45	4,296,800	—	4,296,845
Net Income	—	—	—	1,143,620	1,143,620
Balance — December 31, 2021	5,019,363	$502	$—	$(13,226,064)	$(13,225,562)

The accompanying notes are an integral part of the financial statements.

Global Consumer Acquisition Corp.

Statements of Cash Flows

	Year ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,143,620	$(478)
Adjustments to reconcile net loss to net cash used in operating activities:		—
Realized and unrealized gain from marketable securities held in Trust Account	(27,282)	—
Change in fair value of warrant liability	(4,007,950)	—
Offering costs allocated to warrants	450,846	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(80,169)	—
Accrued expenses	1,739,653	478
Franchise tax payable	113,648
Net cash used in operating activities	(667,634)	—
		—
Cash flows from investing activities:		—
Investment of cash in Trust Account	(183,543,150)	—
Net cash used in investing activities	(183,543,150)	—
		—
Cash flows from financing activities:		—
Proceeds from issue of founder shares	25,000	—
Proceeds from sale of units, net underwriting discount paid	180,347,125	—
Proceeds from sale of private placement	4,536,125	—
Payment of offering costs	(440,195)	—
Net cash provided by financing activities	184,468,055	—
		—
Net change in cash	257,271	—
Cash at beginning of period	—	—
Cash at end of period	$257,271	$—
		—
Non-cash investing and financing activities:		—
Initial classification of common stock subject to possible redemption	$164,909,883	$—
Re-measurement of Common Stock subject to redemption	$18,660,549	$—
Deferred underwriting fee payable	$5,935,475	$—
Initial measurement of public warrants and private placement warrants	$9,781,698	$—

The accompanying notes are an integral part of the financial statements.

Global Consumer Acquisition Corp.

Notes to Financial Statements

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from December 28, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO was declared effective on June 8, 2021. On June 11, 2021, the Company consummated its IPO of 17,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $170,000,000, which is described in Note 4.

Simultaneously with the closing of the IPO, pursuant to a certain private placement unit subscription agreement, the Company completed the private sale of 431,510 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,315,100. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 22,103 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating an additional $221,025 of gross proceeds. The sales of private placement units generated proceeds with an aggregate amount of $4,536,130 to the Company, which is described in Note 4.

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

Transaction costs amounted to $8,628,545, consisting of $2,282,875 of underwriting fees, $5,935,475 deferred underwriting fee and $410,195 of other offering costs. In addition, as of December 31, 2021, $257,271 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

As of December 31, 2021, the Common Stock issued to the public reflected on the balance sheet are reconciled in the following table:

As of December 31, 2021
Gross Proceeds	$182,630,000
Less:
Proceeds allocated to public warrants	(9,542,418)
Transaction costs	(8,628,545)
Plus:
Reverse the cost allocation to warrants	450,846
Re-measurement of carrying value to redemption value	18,690,549
Common stock subject to possible redemption	183,570,432

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

Going Concern and Management’s Plan

As of December 31, 2021, the Company had $257,271 in cash held in its operating account and working capital deficit of $(1,516,338).

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $257,271 in cash held in its operating account and no cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Warrant Liabilities

The 9,131,500 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 226,806 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. Public warrants had detached from the units and were trading publicly. As such, the Company utilized the public trading price for its fair value. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the common stock were charged to stockholders’ equity (deficit) upon the completion of the Initial Public Offering. Accordingly, as of December 31, 2021, offering costs has an aggregate amount of $8,628,545 (consisting of $2,282,875 of underwriting discount and $5,935,475 of deferred underwriting discount), and $410,195 of other offering costs.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Net Income (Loss) per Common Stock

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income (loss) per common stock is computed by dividing the pro rata net loss between the redeemable shares and the non-redeemable shares by the weighted average number of common stocks outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 9,538,306 shares of common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income per common stock:

	Year Ended
	December 31,
	2021	2020
Common stock
Numerator:
Net income (loss) allocable to common stock subject to possible redemption	$1,143,620	$(478)

Denominator: weighted average number of common stock	14,904,015	—
Basic and diluted net income (loss) per common stock	$0.08	$—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for December 31, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year’s income taxable for federal and state income tax reporting purposes. Total tax provision may differ from the statutory tax rates applied to income before provision for income taxes due principally to expenses charged which are not tax deductible.

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

Management does not believe that any recently issued, but not yet effective, accounting standards update, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 15, 2021, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in exchange for 5,750,000 founder shares. On June 8, 2021, the Sponsor surrendered an aggregate of 862,500 shares of common stock for no consideration, resulting in an aggregate of 4,887,500 founder shares of common stock issued and outstanding. Such common stock includes an aggregate of up to 637,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities). Due to the over-allotment option was partially exercised by the Underwriter on June 16, 2021, the Sponsor has agreed to return 321,750 founder shares to the Company for cancellation. The cancellation agreement has been signed on June 16, 2021, yet Continental Stock Transfer & Trust Company has not processed the cancellation on their account due to processing reasons. As of December 31, 2021, there are 4,565,750 founder shares of common stock issued and outstanding.

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

Promissory Note – Related Party

On January 31, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) July 31, 2021 or (ii) the consummation of the Initial Public Offering. The Promissory Note was repaid to Sponsor in full on July 20, 2021. As of December 31, 2021, no amounts were outstanding. On January 2022, the Sponsor issued a new Promissory Note to the Company. On January 22, 2022, a Promissory Note was signed between the Sponsor and the Company. The Sponsor agreed to borrow up to $1,500,000 principal to the Company. The principal balance of this Note shall be payable by the Company on the earlier of: (i) the date on consummation of a business combination with target businesses, or (ii) the date the Company liquidates if a business combination is not consummated. On January 26, 2022, the Company has drawn $690,000 from the Promissory Note.

Administrative Services Arrangement

ARC Group Limited, our financial advisor, has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay $10,000 per month for these services. Through December 31, 2021, $70,000 support fees were incurred.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 7. WARRANT LIABILITY

As of December 31, 2021, the Company has 9,358,306 warrants issued in the Initial Public Offering (the 9,131,500 Public Warrants and the 226,806 Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

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

Redemption of warrants when the price per common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
●	if, and only if, the closing price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
●	if, and only if, the closing price of the Company’s common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. At December 31, 2021, the fair value of total warrant liability is $5,773,748. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDER’S EQUITY (DEFICIT)

Common Stock — The Company was authorized to issue 10,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of December 31, 2021, there were 5,019,363 shares of Common Stock issued and outstanding, excluding 18,263,000 shares of Common Stock subject to possible redemption.

Preferred Shares — The Company was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2021, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$183,570,432	$—	$—

Warrant Liabilities:
Public Warrants	$5,478,900	$—	$—
Private Placement Warrants	$—	$—	$294,848

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Warrants are measured at fair value on a recurring basis.

As of December 31, 2021, assets held in the Trust Account were comprised of $183,570,432 in U.S. Treasury Securities.

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

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the private placement warrants at each reporting period for its warrants that are not actively traded. Beginning on July 29, 2021, the Public Warrants began trading under the ticker GACQW. After this date, Public Warrant values per share were based on the observed trading price of the Public Warrants. Accordingly, as of September 30, 2021, the observable input qualifies the liability for treatment as a Level 1 liability. The Company recognized $5,773,748 for the derivative warrant liabilities on December 31, 2021.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

		June 30,	September 30,	December 31,
	June 11, 2021	2021	2021	2021
	(Public	(Public
	Warrants	Warrants
	and	and
	Private	Private
	Warrants)	Warrants)	Private Warrants	Private Warrants
Exercise price	$11.50	$11.50	$11.50	$11.50
Share price	$10.00	$10.00	$9.88	$9.91
Expected term (years)	5.0	5.0	5.44	5.12
Probability of Acquisition	75.0%	80.0%	80.0%	90.0%
Volatility	18.0%	17.6%	10.9%	20.0%
Risk-free rate	0.81%	0.98%	1.05%	1.26%
Dividend yield (per share)	0.00%	0.00%	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period from June 11, 2021 (Initial Public Offering) through December 31, 2021 is summarized as follows:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of June 11, 2021 (Initial Public Offering)	$227,622	$8,882,500	$9,110,122
Change in valuation inputs or other assumptions(1)	14,153	541,208	555,361
Fair value as of June 30, 2021	$241,775	$9,423,708	$9,665,483
Change in valuation inputs or other assumptions(1)(2)	(127,919)	(5,151,903)	(5,259,822)
Fair value as of September 30, 2021	$113,856	$4,291,805	$4,405,661
Change in valuation inputs or other assumptions(1)(2)	180,992	1,187,095	1,368,087
Fair value as of December 31, 2021	$294,848	$5,478,900	$5,773,748
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.
(2)	Changes are due to the use of quoted prices in an active market (Level 1) and the use of unobservable inputs based on assessment of the assumptions (Level 3) for Public Warrants (after becoming actively traded) and Private Placement Warrants, respectively.

NOTE 10. INCOME TAX

The income tax provision (benefit) consists of the following:

	December 31,	December 31,
	2021	2020
Current
Federal	$—	$—
State	—	—
Deferred	—	—
Federal	506,832	100
State	—	—
Valuation allowance	(506,832)	(100)
Income tax provision	$—	$—

The reconciliation of income tax expense at the statutory federal rate to the Company’s effective tax rate is as follows;

	December 31,	December 31,
	2021	2020
Net income before income taxes	$1,143,621	$(478)
Income tax expenses attributable to statutory rate of 21%	240,160	(100)
Fair value change in warrant liability	(841,670)	—
Offering costs allocated to warrants	94,678	—
Change in valuation allowance	506,832	100
Total tax provision	$—	$—

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2021	2020
Total Deferred tax asset
Net Operating loss	$507,928	$—
Accrued expense	—	100
Less: Valuation allowance	(506,832)	(100)
Net deferred tax assets	966	—
Deferred tax liabilities
Unrealized (gain) or loss	(966)	—
Net Deferred tax assets (liabilities)	—	—

As of December 31, 2021, the Company had $2,418,707 of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating losses can be carried forward indefinitely, subject to a limitation in utilization against 80% of annual taxable income. Due to changes in the ownership of common stock, the Company’s ability to use net operating losses may be limited under Internal Revenue Code Section 382. As a result, the net operating losses may not have any value to the Company.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $506,832.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate at December 31, 2021 and December 30, 2020 is as follows:

	December 31,	December 31,
	2021	2020
Statutory Federal income tax rate	21.0%	21.0%
Fair value change in warrant liability	(73.6)%	—
Offering costs allocated to warrants	8.3%	—
Change in valuation Allowance	44.3%	(21.0)%
Total tax provision	0.0%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open to examination by the taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

NOTE 11. BUSINESS COMBINATIONS

On December 13, 2021, the Company has entered into the following agreements to acquire two business combination target companies for the purpose of consummating its initial business combination. Both target companies are in the home décor and fragrance products industry.

Luminex Home Décor & Fragrance Holding Corporation

On December 13, 2021, we entered into a Stock Purchase Agreement (the “Luminex SPA”) with CLP Luminex Holdings, LLC, a Delaware limited liability company (“Luminex Seller”), and Luminex Home Décor & Fragrance Holding Corporation, a Delaware corporation (“Luminex”). Pursuant to the terms of the Luminex SPA, a business combination between Global Consumer and Luminex will be effected by the acquisition of 100% of the issued and outstanding shares of capital stock of Luminex from Luminex Seller (the “Luminex Stock Acquisition”). The purchase price payable by Global Consumer to Luminex Seller in the Luminex Stock Acquisition is in the form of cash and is based on an enterprise value of 8 times LTM EBITDA of Luminex and its subsidiaries for the trailing twelve months ending January 31, 2022 (subject to an enterprise value floor of $160 million and a cap of $200 million). The purchase price is subject to adjustments and will be determined in good faith by Luminex and will be reviewed and approved prior to the Closing by an accounting firm.

GP Global Limited

On December 13, 2021, Global Consumer entered into a Stock Purchase Agreement (the “GP Global SPA”) by and among Global Consumer, TGP Trading FZCO, a freezone company with limited liability organized in Dubai Airport Free Zone, Dubai, United Arab Emirates (“GP Global Seller”), and GP Global Limited, an offshore company with limited liability organized in Jebel Ali Free Zone, Dubai, United Arab Emirates (“GP Global”). Mr. Gautham Pai, Co-Chairman of the board of GACQ and a member of the Sponor owns 100% of the GP Global SPA. Pursuant to the terms of the GP Global SPA, a business combination between Global Consumer and GP Global will be effected by the acquisition of 100% of the issued and outstanding capital shares of GP Global from GP Global Seller (the “GP Global Stock Acquisition”). The purchase price payable by Global Consumer to GP Global Seller at the Closing of the GP Global Stock Acquisition is in the form of the issuance of shares of common stock of Global Consumer (the “Acquisition Consideration Shares”) (valued at $10 per share) and is based on an enterprise value of $270 Million. The purchase price is subject to adjustments and will be determined in good faith by GP Global and will be reviewed and approved prior to the Closing by an accounting firm.

NOTE 12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to February 28, 2022, the date the audited financial statements were available to issue. Based upon this review the Company identified the following subsequent events:

-	On January 22, 2022, a Promissory Note was signed between the Sponsor and the Company. The Sponsor agreed to borrow up to $1,500,000 principal to the Company. The principal balance of this Note shall be payable by the Company on the earlier of: (i) the date on consummation of a business combination with target businesses, or (ii) the date the Company liquidates if a business combination is not consummated.

-	On January 26, 2022, the Company has drawn $690,000 from the Promissory Note.

(2)Financial Statement Schedules:

None.

(3)Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1

Underwriting Agreement, dated June 8, 2021, by and between the Registrant and Kingswood Capital Markets. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)

2.1

Stock Purchase Agreement, dated as of December 13, 2021, by and among Global Consumer Acquisition Corp., CLP Luminex Holdings, LLC and Luminex Home Décor & Fragrance Holding Corporation. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 13, 2021)

2.2

Stock Purchase Agreement, dated as of December 13, 2021, by and among Global Consumer Acquisition Corp., TGP Trading FZCO and GP Global Limited (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 13, 2021)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 28, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 28, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 28, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 28, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 28, 2021)
4.4

Warrant Agreement, dated June 8, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)

4.5*	Description of Securities
10.1

Letter Agreements, dated June 8, 2021, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)

10.2

Investment Management Trust Agreement, dated June 8, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)

10.3

Stock Escrow Agreement, dated June 8, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)

10.4

Registration Rights Agreement, dated June 8, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)

10.5

Indemnity Agreements, dated June 8, 2021, among the Registrant, and the directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)

10.6

Subscription Agreement, dated June 8, 2021, by and between the Company and Global Consumer Acquisition LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)

10.7

Purchaser Support Agreement dated as of December 13, 2021 by and among Global Consumer Acquisition Corp., Luminex Home Décor & Fragrance Holding Corporation and certain stockholders of Global Consumer Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 13, 2021)

10.8

Form of Escrow Agreement by and among KeyBank National Association, Global Consumer Acquisition Corp. and CLP Luminex Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 13, 2021)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 28, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 28, 2021)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 28, 2021)
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

*Furnished herewith.

ITEM 16.FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Consumer Acquisition Corp.

Dated: March 25, 2022	By:	/s/ Rohan Ajila
	Name:	Rohan Ajila
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rohan Ajila	Chief Executive Officer, Chief Financial Officer and Co-Chairman of the Board of Directors	March 25, 2022
Rohan Ajila	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Gautham Pai	Co-Chairman of the Board of Directors	March 25, 2022
Gautham Pai

/s/ Art Drogue	Independent Director	March 25, 2022
Art Drogue

/s/ Tom Clausen	Independent Director	March 25, 2022
Tom Clausen

/s/ Denis Tse	Independent Director	March 25, 2022
Denis Tse