Form 10-Q
period 2022-03-31
Global Consumer Acquisition Corp
filed 2022-05-16
CIK 1846288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
(Address of Principal Executive Offices, including zip code)

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

◻ Large accelerated filer	◻ Accelerated filer
⌧ Non-accelerated filer	☒ Smaller reporting company
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

As of May 16, 2022, there were 23,282,362 shares of the Company’s common stock, $0.0001 par value per share, issued and outstanding, which includes shares of common stock underlying the units and warrants.

i

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Global Consumer Acquisition Corp.

Condensed Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$16,671	$257,271
Prepaid expense	54,070	80,169
Total Current Assets	70,741	337,440

Cash and Marketable Securities held in Trust Account	183,526,532	183,570,432
Total Assets	$183,597,273	$183,907,872

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expense	$2,039,423	$1,740,131
Franchise tax payable	50,000	113,648
Promissory note	690,000	-
Total Current Liabilities	2,779,423	1,853,779
Warrant Liability	2,480,196	5,773,748
Deferred underwriting fees	5,935,475	5,935,475
Total Liabilities	11,195,094	13,563,002

Commitments and Contingencies (NOTE 6)
Common stock subject to possible redemption, 18,263,000 shares at redemption value of $10.05 per share on March 31, 2022 and December 31, 2021, respectively	183,526,532	183,570,432

Stockholders' Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stocks, $0.0001 par value; 100,000,000 shares authorized; 5,019,363 issued and outstanding (excluding 18,263,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021, respectively	502	502
Additional paid-in capital	—	-
Accumulated deficit	(11,124,855)	(13,226,064)
Total Stockholders’ Deficit	(11,124,353)	(13,225,562)
Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$183,597,273	$183,907,872

The accompanying notes are an integral part of the unaudited condensed financial statements.

Global Consumer Acquisition Corp.

Condensed Statements of Operations

	For Three Month Ended March 31,
	2022	2021
	Unaudited	Unaudited
Formation and operating costs	$1,142,343	$45,630
Franchise tax	50,000
Loss from operation costs	(1,192,343)	(45,630)
Other income and expense:
Realized and unrealized loss from marketable securities held in Trust Account	(43,900)	—
Change in fair value of warrant liability	3,293,552	—
Net income (loss)	$2,057,309	$(45,630)

Weighted average shares outstanding of redeemable common stock	18,263,000	—
Basic and diluted net income per common stock	$0.09	$—
Weighted average shares outstanding of non-redeemable common stock	5,019,363	4,250,000
Basic and diluted net income (loss) per common stock	$0.09	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Global Consumer Acquisition Corp.

Condensed Statements of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021 (audited)	—	$—	$—	$(478)	$(478)
Issuance of common stock to Sponsor	4,887,500	489	24,511	—	25,000
Net Loss	—	—	—	(45,630)	(45,630)
Balance — March 31, 2021 (unaudited)	4,887,500	$489	$24,511	$(46,108)	$(21,108)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022 (audited)	5,019,363	$502	$—	$(13,226,064)	$(13,225,562)
Net Income	—	—	—	2,057,309	2,057,309
Re-measurement for common stock to redemption amount	—	—	—	43,900	43,900
Balance — March 31, 2022 (unaudited)	5,019,363	$502	$—	$(11,124,855)	$(11,124,353)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Global Consumer Acquisition Corp.

Condensed Statements of Cash Flows

	For Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,057,309	$(45,630)
Adjustments to reconcile net loss to net cash used in operating activities:		—
Realized and unrealized loss from marketable securities held in Trust Account	43,900	—
Change in fair value of warrant liability	(3,293,552)	—

Changes in operating assets and liabilities:		—
Proceeds from promissory note	—	20,600
Amount due to related party	—	100
Prepaid expenses	26,099	—
Accrued expenses	299,292	—
Franchise tax payable	(63,648)	—
Net cash used in operating activities	(930,600)	(24,930)
		—
Cash flows from financing activities:		—
Proceeds from issue of founder shares	—	25,000
Proceeds from promissory note	690,000	—
Net cash provided by financing activities	690,000	25,000

Net change in cash	(240,600)	70
Cash at beginning of period	257,271	—
Cash at end of period	$16,671	$70

Non-cash investing and financing activities:
Deferred offering costs paid directly by Sponsor from proceeds from issuance of common stock	$—	$25,000
Accrued deferred offering costs	$—	$141,983
Deferred underwriting fee payable	$5,935,475	$—
Initial measurement of public warrants and private placement warrants	$9,781,698	$—
Re-measurement of common stock subject to redemption	$(43,900)	$—

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

For the three months ended March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $8,628,545, consisting of $2,282,875 of underwriting fees, $5,935,475 deferred underwriting fee and $410,195 of other offering costs. In addition, as of March 31, 2022, $16,671 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

As of March 31, 2022, the Common Stock issued to the public reflected on the balance sheet are reconciled in the following table:

As of March 31, 2022
(Unaudited)
Gross Proceeds	182,630,000
Less:
Proceeds allocated to public warrants	(9,542,418)
Transaction costs	(8,628,545)
Plus:
Reverse the cost allocation to warrants	450,846
Re-measurement of carrying value to redemption value	18,616,649
Common stock subject to possible redemption	183,526,532

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

Going Concern and Management’s Plan

As of March 31, 2022, the Company had $16,671 in cash held in its operating account and working capital deficit of $2,708,682.

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

While the Company expects to have sufficient access to additional sources of capital if necessary, the Sponsor has signed a new Promissory Note with the Company to provide additional capital. On January 22, 2022, a Promissory Note was signed between the Sponsor and the Company. The Sponsor agreed to borrow up to $1,500,000 principal to the Company. The principal balance of this Note shall be payable by the Company on the earlier of: (i) the date on consummation of a business combination with target businesses, or (ii) the date the Company liquidates if a business combination is not consummated. On January 26, 2022, the Company has drawn $690,000 from the Promissory Note. However, no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2022. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from our audited consolidated financial statements included in the aforementioned Form 10-K. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $16,671 and $257,271 in cash held in its operating account and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The estimated fair values of investments held in Trust Account is $183,526,532 and $183,570,432 as of March 31, 2022 and December 31, 2021, respectively.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the common stock were charged to stockholders’ equity (deficit) upon the completion of the Initial Public Offering. Accordingly, as of March 31, 2022, offering costs has an aggregate amount of $8,628,545 (consisting of $2,282,875 of underwriting discount and $5,935,475 of deferred underwriting discount), and $410,195 of other offering costs.

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

The following table reflects the calculation of basic and diluted net income per common stock:

	For the three months ended
	March 31,
	2022	2021
Redeemable common stock
Numerator:
Net income allocable to common stock subject to possible redemption	$1,613,781	$—

Denominator: weighted average number of common stock	18,263,000	—
Basic and diluted net income per common stock	$0.09	$—

Non-redeemable common stock
Numerator:
Net income (loss) allocable to common stock subject to possible redemption	$443,528	$(45,630)

Denominator: weighted average number of common stock	5,019,363	4,250,000
Basic and diluted net income (loss) per common stock	$0.09	$(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for March 31, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year’s income taxable for federal and state income tax reporting purposes. Total tax provision may differ from the statutory tax rates applied to income before provision for income taxes primarily due to non-taxable items and the valuation allowance recorded on the Company’s deferred tax assets.

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

Promissory Note – Related Party

On January 31, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) July 31, 2021 or (ii) the consummation of the Initial Public Offering. The Promissory Note was repaid to Sponsor in full on July 20, 2021. As of March 31, 2022 and December 31, 2021, no amounts were outstanding.

On January 2022, the Sponsor issued a new Promissory Note to the Company. On January 22, 2022, a Promissory Note was signed between the Sponsor and the Company. The Sponsor agreed to borrow up to $1,500,000 principal to the Company. The principal balance of this Note shall be payable by the Company on the earlier of: (i) the date on consummation of a business combination with target businesses, or (ii) the date the Company liquidates if a business combination is not consummated. On January 26, 2022, the Company has drawn $690,000 from the Promissory Note. As of March 31, 2022, $690,000 were outstanding.

Administrative Services Arrangement

ARC Group Limited, our financial advisor, has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay $10,000 per month for these services. As of March 31, 2022 and December 31, 2021, the due to related party in connection with administrative service amounted $10,000 and $70,000, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 7. WARRANT LIABILITY

As of March 31, 2022, the Company has 9,358,306 warrants issued in the Initial Public Offering (the 9,131,500 Public Warrants and the 226,806 Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

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

The Company accounted for the 9,358,306 warrants issued in connection with the Initial Public Offering (comprised of 9,131,500 Public Warrants and 226,806 Private Placement Warrants) in accordance with the guidance contained in FASB ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and the existence of the potential for net cash settlement for the warrant holders (but not all common stockholders) in the event of a tender offer.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. At March 31, 2022 and December 31, 2021, the fair value of total warrant liability is $2,480,196 and 5,773,748, respectively. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock — The Company was authorized to issue 10,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,019,363 shares of Common Stock issued and outstanding, excluding 18,263,000 shares of Common Stock subject to possible redemption.

Preferred Shares — The Company was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)	(Unaudited)	(Unaudited)
Asset:
Marketable securities held in Trust Account	$183,526,532	$—	$—

Warrant Liabilities:
Public Warrants	$2,282,875	$—	$—
Private Placement Warrants	$—	$—	$197,321

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)	(Unaudited)	(Unaudited)
Asset:
Marketable securities held in Trust Account	$183,560,432	$—	$—

Warrant Liabilities:
Public Warrants	$5,478,900	$—	$—
Private Placement Warrants	$—	$—	$294,848

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.The Warrants are measured at fair value on a recurring basis.

As of March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $183,526,532 and 183,570,432 in U.S. Treasury Securities, respectively.

The Company accounted for the aggregate 9,358,306 warrants issued in connection with the Initial Public Offering (the 9,131,500 Public Warrants and the 226,806 Placement Warrants) in accordance with the guidance contained in FASB ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and the existence of the potential for net cash settlement for the warrant holders (but not all common stockholders) in the event of a tender offer.

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

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the private placement warrants at each reporting period for its warrants that are not actively traded. Beginning on July 29, 2021, the Public Warrants began trading under the ticker GACQW. After this date, Public Warrant values per share were based on the observed trading price of the Public Warrants. Accordingly, as of September 30, 2021, the observable input qualifies the liability for treatment as a Level 1 liability. The Company recognized $2,480,196 for the derivative warrant liabilities on March 31, 2022.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

		June 30, 2021	September 30, 2021		March 31, 2022
	June 11, 2021	(Unaudited)	(Unaudited)	December 31, 2021	(Unaudited)
	(Public Warrants	(Public Warrants
	and	and
	Private Warrants)	Private Warrants)	Private Warrants	Private Warrants	Private Warrants
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.5
Share price	$10.00	$10.00	$9.88	$9.91	$10.0
Expected term (years)	5.0	5.0	5.44	5.12	5.20
Probability of Acquisition	75.0%	80.0%	80.0%	90.0%	80.0%
Volatility	18.0%	17.6%	10.9%	20.0%	12.7%
Risk-free rate	0.81%	0.98%	1.05%	1.26%	2.39%
Dividend yield (per share)	0.00%	0.00%	0.00%	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period from June 11, 2021 (Initial Public Offering) through March 31, 2022 is summarized as follows:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of June 11, 2021 (Initial Public Offering)	$227,622	$8,882,500	$9,110,122
Change in valuation inputs or other assumptions(1)	14,153	541,208	555,361
Fair value as of June 30, 2021	$241,775	$9,423,708	$9,665,483
Change in valuation inputs or other assumptions(1)(2)	(127,919)	(5,151,903)	(5,259,822)
Fair value as of September 30, 2021	$113,856	$4,291,805	$4,405,661
Change in valuation inputs or other assumptions(1)(2)	180,992	1,187,095	1,368,087
Fair value as of December 31, 2021	$294,848	$5,478,900	$5,773,748
Change in valuation inputs or other assumptions(1)(2)	(97,527)	(3,196,025)	(3,293,552)
Fair value as of March 31, 2022 (unaudited)	$197,321	$2,282,875	$2,480,196
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.
(2)	Changes are due to the use of quoted prices in an active market (Level 1) and the use of unobservable inputs based on assessment of the assumptions (Level 3) for Public Warrants (after becoming actively traded) and Private Placement Warrants, respectively.

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to May 16, 2022, the date the audited financial statements were available to issue. Based upon this review the Company identified the following subsequent events:

(2)Financial Statement Schedules:

None.

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

GP Global Limited

On December 13, 2021, Global Consumer entered into a Stock Purchase Agreement (the “GP Global SPA”) by and among Global Consumer, TGP Trading FZCO, a freezone company with limited liability organized in Dubai Airport Free Zone, Dubai, United Arab Emirates (“GP Global Seller”), and GP Global Limited, an offshore company with limited liability organized in Jebel Ali Free Zone, Dubai, United Arab Emirates (“GP Global”). Mr. Gautham Pai, Co-Chairman of the board of GACQ and a member of the Sponsor owns 100% of the GP Global SPA. Pursuant to the terms of the GP Global SPA, a business combination between Global Consumer and GP Global will be effected by the acquisition of 100% of the issued and outstanding capital shares of GP Global from GP Global Seller (the “GP Global Stock Acquisition”). The purchase price payable by Global Consumer to GP Global Seller at the Closing of the GP Global Stock Acquisition is in the form of the issuance of shares of common stock of Global Consumer (the “Acquisition Consideration Shares”) (valued at $10 per share) and is based on an enterprise value of $270 Million. The purchase price is subject to adjustments and will be determined in good faith by GP Global and will be reviewed and approved prior to the Closing by an accounting firm.

The Definitive Agreement and agreements related thereto are further described in the Form 8-K, filed by us on December 13, 2021.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2022 were organizational activities and those necessary to prepare for the initial public offering and, since the completion of our initial public offering, searching for a target to consummate an initial business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $2,057,309, which consists of operating costs of $1,192,343, realized and unrealized loss from marketable securities held in the Trust Account of $245,449 and offset by interest income from marketable securities held in the Trust Account of $245,449 and change in fair value of warrant liability of $3,293,552.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and marketable securities of $183,526,532 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. To the extent that our common stocks or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $16,671 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company intends to complete the proposed Business Combination before June 8, 2022, and we believe we have sufficient arrangements with our vendors to continue to operate until we complete our initial Business Combination. However, there can be no assurance that the Company will be able to consummate the Business Combination by then. In the event that we are unable to consummate the Business Combination before June 8, 2022 we anticipate identifying and accessing additional capital resources in order to extend the Business Combination period up to 18 months. However, there can be no assurance that the Company will have access to sufficient capital to extend the deadline to consummate the Business Combination. As a result, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” it is uncertain that the Company will have sufficient liquidity to fund the working capital needs of the Company beyond August 11, 2022. Management has determined that given the liquidity condition of the Company, should a Business Combination not occur by August 11, 2022, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including Mr. Rohan Ajila, our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s lack of ability to account for complex financial instrument. , the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on June 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on June 10, 2021.

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

10.1

Purchaser Support Agreement dated as of December 13, 2021 by and among Global Consumer Acquisition Corp., Luminex Home Décor & Fragrance Holding Corporation and certain stockholders of Global Consumer Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 13, 2021)

10.2

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

Global Consumer Acquisition Corp.

Date: May 16, 2022	By:	/s/ Rohan Ajila
	Name:	Rohan Ajila
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)