Form 10-Q
period 2022-06-30
Global Consumer Acquisition Corp
filed 2022-08-15
CIK 1846288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of August 15, 2022, there were 23,282,362 shares of the Company’s common stock, $0.0001 par value per share, issued and outstanding, which includes shares of common stock underlying the units and warrants.

		Page
PART 1 – FINANCIAL INFORMATION		1

Item 1.	INTERIM FINANCIAL STATEMENTS (Unaudited)	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	2

	Condensed Statements of Operations for the Three Months Ended June 30, 2022 and 2021 (unaudited) and the Six Months Ended June 30, 2022 and 2021 (unaudited)	3

	Condensed Statements of Changes in Shareholders’ Deficit for the Six Months Ended June 30, 2022 and 2021 (unaudited)	4

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 (unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

Item 4.	CONTROLS AND PROCEDURES	24

PART II – OTHER INFORMATION		26

Item 1.	LEGAL PROCEEDINGS	26

Item 1A.	RISK FACTORS	26

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

Item 3.	DEFAULTS UPON SENIOR SECURITIES	26

Item 4.	MINE SAFETY DISCLOSURES	26

Item 5.	OTHER INFORMATION	26

Item 6.	EXHIBITS	27

SIGNATURES		28

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Consumer Acquisition Corp.

Condensed Balance Sheets

	June 30	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$83,302	$257,271
Prepaid expense	29,750	80,169
Other receivable	75,000	—
Total Current Assets	188,052	337,440

Cash and Marketable Securities held in Trust Account	185,439,396	183,570,432
Total Assets	$185,627,448	$183,907,872

LIABILITIES AND STOCKHOLDERS’ DIFICIT
Current Liabilities
Due to related parties	$40,000	$—
Accrued expense	2,669,728	1,740,131
Franchise tax payable	53,879	113,648
Promissory notes	1,066,586	—
Extension note	1,826,300	—
Total Current Liabilities	5,656,493	1,853,779
Warrant Liability	1,864,265	5,773,748
Deferred underwriting fees	5,935,475	5,935,475
Total Liabilities	13,456,233	13,563,002

Commitments and Contingencies (NOTE 6)
Common stock subject to possible redemption, 18,263,000 shares, $0.0001 par value, at redemption value of $10.15 and $10.05 per share on June 30, 2022 and December 31, 2021, respectively	185,385,517	183,570,432

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stocks, $0.0001 par value; 100,000,000 shares authorized; 5,019,363 issued and outstanding (excluding 18,263,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021, respectively	502	502
Additional paid-in capital	—	—
Accumulated deficit	(13,214,804)	(13,226,064)
Total Stockholders’ Deficit	(13,214,302)	(13,225,562)
Total Liabilities and Stockholders’ Deficit	$185,627,448	$183,907,872

The accompanying notes are an integral part of the unaudited condensed financial statements.

Global Consumer Acquisition Corp.

Condensed Statements of Operations

	For Three Month Ended June 30		For Six Months Ended June 30,
	2022	2021	2022	2021
	Unaudited	Unaudited	Unaudited	Unaudited
Formation and operating costs	$902,313	$104,676	$2,044,656	$150,306
Franchise tax	50,000	—	100,000	—
Loss from operation costs	(952,313)	(104,676)	(2,144,656)	(150,306)
Other income and expense:
Realized and unrealized gain from marketable securities held in Trust Account	$132,004	$2,025	$88,104	$2,025
Interest expense	(26,586)	—	(26,586)	—
Change in fair value of warrant liability	615,931	116,216	3,909,483	116,216
Non-operating expense	—	(450,846)	—	(450,846)
Net income (loss)	$(230,964)	$(437,281)	$1,826,345	$(482,911)

Weighted average shares outstanding of redeemable common stock	18,263,000	17,930,632	18,263,000	1,882,221
Basic and diluted net income (loss) per common stock	$(0.01)	$(0.02)	$0.08	$(0.08)
Weighted average shares outstanding of non-redeemable common stock	5,019,363	210,717	5,019,363	4,504,578
Basic and diluted net income (loss) per common stock	$(0.01)	$(0.02)	$0.08	$(0.08)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Global Consumer Acquisition Corp.

Condensed Statements of Changes in Stockholders’ Deficit

Three and Six Months Ended June 30, 2021 and 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021 (audited)	—	$—	$—	$(478)	$(478)
Issuance of common stock to Sponsor	4,887,500	489	24,511	—	25,000
Net Loss	—	—	—	(45,630)	(45,630)
Balance — March 31, 2021 (unaudited)	4,887,500	$489	$24,511	$(46,108)	$(21,108)
Re-measurement for common stock to redemption amount	—	—	(4,321,343)	(14,311,924)	(18,633,267)
Forfeiture of founder shares	(321,750)	(32)	32	—	—
Sale of Private Units	453,613	45	4,296,800	—	4,296,845
Net Loss	—	—	—	(437,281)	(437,281)
Balance — June 30, 2021 (unaudited)	5,019,363	$502	$—	$(14,795,313)	$(14,794,811)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022 (audited)	5,019,363	$502	$—	$(13,226,064)	$(13,225,562)
Net Income	—	—	—	2,057,309	2,057,309
Re-measurement for common stock to redemption amount	—	—	—	43,900	43,900
Balance — March 31, 2022 (unaudited)	5,019,363	$502	$—	$(11,124,855)	$(11,124,353)
Net Income	—	—	—	(230,964)	(230,964)
Additional amount deposited into trust ($0.10 per common stock subject to possible redemption)	—	—	—	(1,826,300)	(1,826,300)
Re-measurement for common stock to redemption amount	—	—	—	(32,685)	(32,685)
Balance — June 30, 2022 (unaudited)	5,019,363	$502	$—	$(13,214,804)	(13,214,302)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Global Consumer Acquisition Corp.

Condensed Statements of Cash Flows

	For Six Months Ended June 30
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,826,345	$(482,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and unrealized gain from marketable securities held in Trust Account	(88,104)	(2,025)
Change in fair value of warrant liability	(3,909,483)	(116,215)
Offering costs allocated to warrants	—	450,846

Changes in operating assets and liabilities:
Prepaid expenses	50,419	(387,868)
Other Receivable	(75,000)	—
Due to related parties	40,000	—
Accrued expenses	929,597	80,787
Franchise tax payable	(59,769)	—
Promissory note-interest	26,586	—
Net cash used in operating activities	(1,259,409)	(457,386)

Cash flows from investing activities:
Investment of cash in Trust Account	(1,826,300)	(183,543,150)
Withdraw from Trust Account for Franchise tax payment	45,440	—
Net cash used in investing activities	(1,780,860)	(183,543,150)

Cash flows from financing activities:
Proceeds from promissory note	1,040,000	—
Proceeds from Extension notes	1,826,300	—
Proceeds from issue of founder shares	—	25,000
Proceeds from sale of units, net underwriting discount paid	—	180,347,335
Proceeds from sale of private placement	—	4,536,125
Payment of offering costs	—	(242,932)
Net cash provided by financing activities	2,866,300	184,665,528

Net change in cash	(173,969)	664,992
Cash at beginning of period	257,271	—
Cash at end of period	$83,302	$664,992

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$152,100,293
Re-measurement of common stock subject to redemption	$1,815,085	$11,648,045
Deferred underwriting fee payable	$—	$5,935,475
Offering costs charged to additional paid in capital	$—	$23,911
Offering costs charged to promissory note-related party	$—	$143,563
Initial classification of warrant liability	$9,781,698	$9,781,698

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

For the three months ended June 30, 2022 the Company had not commenced any operations. All activity for the three months ended June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $8,628,545, consisting of $2,282,875 of underwriting fees, $5,935,475 deferred underwriting fee and $410,195 of other offering costs. In addition, as of June 30 2022, $83,302 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

As of June 30, 2022 and December 31, 2021, the Common Stock issued to the public reflected on the balance sheet are reconciled in the following table:

	As of June 30, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Gross Proceeds	$182,630,000	$182,630,000
Less:
Proceeds allocated to public warrants	(9,542,418)	(9,542,418)
Transaction costs	(8,628,545)	(8,628,545)
Plus:
Reverse the cost allocation to warrants	450,846	450,846
Additional amount deposited into trust	1,826,300	—
Re-measurement of carrying value to redemption value	18,649,334	18,690,549
Common stock subject to possible redemption	185,385,517	183,570,432

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

The Company will have until September 8, 2022 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

On June 6, 2022, the Company issued a press release, announcing that prior to June 11, 2022, the Company’s Sponsor has deposited into the Company’s trust account $1,826,300 (representing $0.10 per redeemable share) to extend the Combination Period from June 11, 2022 to September 11, 2022. The company extend an additional three months to consummate the Business Combination, if the Company anticipates that it may not be able to consummate the initial Business Combination before September 11, 2022.

Going Concern and Management’s Plan

As of June 30, 2022, the Company had $83,302 in cash held in its operating account and working capital deficit of $5,468,441.

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

While the Company expects to have sufficient access to additional sources of capital if necessary, the Sponsor has signed a new Promissory Note with the Company to provide additional capital. On January 22, 2022, a Promissory Note was signed between the Sponsor and the Company. The Sponsor agreed to borrow up to $1,500,000 principal to the Company. The principal balance of this Note shall be payable by the Company on the earlier of: (i) the date on consummation of a business combination with target businesses, or (ii) the date the Company liquidates if a business combination is not consummated. On June 30, 2022, the Company has drawn $1,040,000 from the Promissory Note. However, no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2022. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from our audited consolidated financial statements included in the aforementioned Form 10-K. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $83,302 and $257,271 cash held in its operating account and no cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The following table reflects the calculation of basic and diluted net income per common stock:

	For the three months ended		For the six months ended
	June 30		June 30
	2022	2021	2022	2021
Redeemable common stock
Numerator:
Net income (loss) allocable to common stock subject to possible redemption	$(181,170)	$(432,202)	$1,432,611	$(142,316)

Denominator: weighted average number of common stock	18,263,000	17,930,632	18,263,000	1,882,221
Basic and diluted net income (loss) per common stock	$(0.01)	$(0.02)	$0.08	$(0.08)

Non-redeemable common stock
Numerator:
Net income (loss) allocable to common stock subject to possible redemption	$(49,793)	$(5,079)	$393,735	$(340,595)

Denominator: weighted average number of common stock	5,019,363	210,717	5,019,363	4,504,578
Basic and diluted net income (loss) per common stock	$(0.01)	$(0.02)	$0.08	$(0.08)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for June 30, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year’s income taxable for federal and state income tax reporting purposes. Total tax provision may differ from the statutory tax rates applied to income before provision for income taxes due principally to non-taxable items and the valuation allowance recorded on the Company’s deferred tax assets.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 15, 2021, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in exchange for 5,750,000 founder shares. On June 8, 2021, the Sponsor surrendered an aggregate of 862,500 shares of common stock for no consideration, resulting in an aggregate of 4,887,500 founder shares of common stock issued and outstanding. Such common stock includes an aggregate of up to 637,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities). Due to the over-allotment option was partially exercised by the Underwriter on June 16, 2021, the Sponsor has agreed to return 321,750 founder shares to the Company for cancellation. The cancellation agreement has been signed on June 16, 2021, yet Continental Stock Transfer & Trust Company has not processed the cancellation on their account due to processing reasons. As of June 30, 2022, there are 4,565,750 founder shares of common stock issued and outstanding.

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

Promissory Note – Related Party

On January 31, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) July 31, 2021 or (ii) the consummation of the Initial Public Offering. The Promissory Note was repaid to Sponsor in full on July 20, 2021. As of June 30, 2022 and December 31, 2021, no amounts were outstanding.

Administrative Services Arrangement

ARC Group Limited, our financial advisor, has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay $10,000 per month for these services. For the June 30, 2022 and December 31, 2021, the due to related party in connection with administrative service amounted $40,000 and zero, respectively.

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

On January 22, 2022, a Promissory Note was signed between the Sponsor and the Company. The Sponsor agreed to borrow up to $1,500,000 principal to the Company. The principal balance of this Note shall be payable by the Company on the earlier of: (i) the date on consummation of a business combination with target businesses, or (ii) the date the Company liquidates if a business combination is not consummated. The unpaid principal amount outstanding will bear simple interest at the rate of 8% per annum. As of June 30, 2022, $1,066,586 were outstanding, of which $26,586 was interest expense accrued and payable balance.

Extension Loan

The Company will have until September 8, 2022 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

On June 6, 2022, the Company issued a press release, announcing that prior to June 11, 2022, the Company’s Sponsor has deposited into the Company’s trust account $1,826,300 (representing $0.10 per redeemable share) to extend the Combination Period from June 11, 2022 to September 11, 2022. The company extend an additional three months to consummate the Business Combination, if the Company anticipates that it may not be able to consummate the initial Business Combination before September 11, 2022. On June 9, 2022, the Company issued unsecured promissory note in the aggregate principal amount of $1,826,300 to the Sponsor, in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. As of June 30, 2022, $1,826,300 were outstanding and $1,826,300 were deposited into the Company’s trust account.

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

NOTE 7. WARRANT LIABILITY

As of June 30, 2022, the Company has 9,358,306 warrants issued in the Initial Public Offering (the 9,131,500 Public Warrants and the 226,806 Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. At June 30, 2022 and December 31, 2021, the fair value of total warrant liability is $1,864,265 and $5,773,748, respectively. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDER’S EQUITY (DEFICIT)

Common Stock — The Company was authorized to issue 10,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,019,363 shares of Common Stock issued and outstanding, excluding 18,263,000 shares of Common Stock subject to possible redemption.

Preferred Shares — The Company was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of June 30 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)	(Unaudited)	(Unaudited)
Asset:
Marketable securities held in Trust Account	$185,439,396	$—	$—

Warrant Liabilities:
Public Warrants	$1,734,985	$—	$—
Private Placement Warrants	$—	$—	$129,280

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(Audited)	(Audited)	(Audited)
Asset:
Marketable securities held in Trust Account	$183,570,432	$—	$—

Warrant Liabilities:
Public Warrants	$5,478,900	$—	$—
Private Placement Warrants	$—	$—	$294,848

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.The Warrants are measured at fair value on a recurring basis.

As of June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $185,439,396 and $183,570,432 in U.S. Treasury Securities.

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

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the private placement warrants at each reporting period for its warrants that are not actively traded. Beginning on July 29, 2021, the Public Warrants began trading under the ticker GACQW. After this date, Public Warrant values per share were based on the observed trading price of the Public Warrants. Accordingly, as of September 30, 2021, the observable input qualifies the liability for treatment as a Level 1 liability. The Company recognized $1,864,265 for the derivative warrant liabilities on June 30, 2022.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

		December 31, 2021	June 30, 2022
	June 11, 2021	(Audited)	(Unaudited)
	(Public Warrants
	and
	Private Warrants)	Private Warrants	Private Warrants
Exercise price	$11.50	$11.50	$11.50
Share price	$10.00	$9.91	$10.09
Expected term (years)	5.0	5.12	5.20
Probability of Acquisition	75.0%	90.0%	70.0%
Volatility	18.0%	20.0%	7.6%
Risk-free rate	0.81%	1.26%	2.97%
Dividend yield (per share)	0.00%	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period from June 11, 2021 (Initial Public Offering) through June 30, 2022, is summarized as follows:

	Private Warrant	Public Warrant	Warrant Liability
Fair value as of June 11, 2021 (Initial Public Offering)	$227,622	$8,882,500	$9,110,122
Change in valuation inputs or other assumptions(1)	14,153	541,208	555,361
Fair value as of June 30, 2021	$241,775	$9,423,708	$9,665,483
Change in valuation inputs or other assumptions(1)(2)	(127,919)	(5,151,903)	(5,259,822)
Fair value as of September 30, 2021	$113,856	$4,291,805	$4,405,661
Change in valuation inputs or other assumptions(1)(2)	180,992	1,187,095	1,368,087
Fair value as of December 31, 2021	$294,848	$5,478,900	$5,773,748
Change in valuation inputs or other assumptions(1)(2)	(97,527)	(3,196,025)	(3,293,552)
Fair value as of March 31, 2022 (unaudited)	$197,321	$2,282,875	$2,480,196
Change in valuation inputs or other assumptions(1)(2)	(68,041)	(547,890)	(615,931)
Fair value as of June 30, 2022 (unaudited)	$129,280	$1,734,985	$1,864,265
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.

(2)	Changes are due to the use of quoted prices in an active market (Level 1) and the use of unobservable inputs based on assessment of the assumptions (Level 3) for Public Warrants (after becoming actively traded) and Private Placement Warrants, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

The foregoing description of the Luminex SPA does not purport to be complete and is qualified in its entirety by the terms and conditions of the Luminex SPA, a copy of which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 13, 2022.

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

The foregoing description of the GP Global SPA does not purport to be complete and is qualified in its entirety by the terms and conditions of the GP Global SPA, a copy of which was filed as Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on December 13, 2022.

Amendments to the Stock Purchase Agreements

On June 24, 2022, the Company, Luminex Seller and Luminex entered into the First Amendment to Stock Purchase Agreement (the “Luminex SPA Amendment”) to, among other things, extend the Outside Closing Date (as defined in the Luminex SPA) to August 15, 2022. With the exception of such amended terms, the Luminex SPA remains in full force and effect.

The foregoing description of the Luminex SPA Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Luminex SPA Amendment, a copy of which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2022 and incorporated by reference herein.

On June 24, 2022, the Company, GP Global Seller and GP Global entered into the First Amendment to Stock Purchase Agreement (the “GP Global SPA Amendment”) to extend the Outside Closing Date (as defined in the GP Global SPA) to September 11, 2022. With the exception of such amended terms, the GP Global SPA remains in full force and effect.

The foregoing description of the GP Global SPA Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the GP Global SPA Amendment, a copy of which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2022 and incorporated by reference herein.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended June 30, 2022, were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $230,964, which consists of operating costs of $952,313, realized and unrealized loss from marketable securities held in the Trust Account of $132,004, interest expense of $26,586, and offset by change in fair value of warrant liability of $615,931.

For the three months ended June 30, 2021, we had a net loss of $437,281, which consists of operating costs of $104,676, non-operating costs $450,846, and offset by interest income on marketable securities held in the Trust Account of $2,025 and change in fair value of warrant liability of $116,216.

For the six months ended June 30, 2022, we had a net income of $1,826,345, which consists of operating costs of $2,144,656, realized and unrealized loss from marketable securities held in the Trust Account of $88,104, interest expense of $26,586, and offset by change in fair value of warrant liability of $3,909,483.

For the six months ended June 30, 2021, we had a net loss of $482,911, which consists of operating costs of $150,306, non-operating costs $450,846, and offset by interest income on marketable securities held in the Trust Account of $2,025 and change in fair value of warrant liability of $116,216.

Going Concern

As of June 30, 2022, we had cash and marketable securities of $185,439,396 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. To the extent that our common stocks or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $83,302 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

The Company intends to complete the proposed Business Combination before September 8, 2022, and we believe we have sufficient arrangements with our vendors to continue to operate until we complete our initial Business Combination. However, there can be no assurance that the Company will be able to consummate the Business Combination by then. In the event that we are unable to consummate the Business Combination before September 8, 2022 we anticipate identifying and accessing additional capital resources in order to extend the Business Combination period up to 18 months. However, there can be no assurance that the Company will have access to sufficient capital to extend the deadline to consummate the Business Combination. As a result, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” it is uncertain that the Company will have sufficient liquidity to fund the working capital needs. Management has determined that the Company’s cash flow deficit raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued . No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s lack of ability to account for complex financial instrument, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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
2.1

First Amendment to Stock Purchase Agreement, dated as of June 24, 2022, by and among Global Consumer Acquisition Corp., CLP Luminex Holdings, LLC and Luminex Home Décor & Fragrance Holding Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 29, 2022)

2.2

First Amendment to Stock Purchase Agreement, dated as of June 24, 2022, by and among Global Consumer Acquisition Corp., TGP Trading FZCO and GP Global Limited (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 29, 2022)

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

*  Filed herewith.

**Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Consumer Acquisition Corp.

Date: August 15, 2022	By:	/s/ Rohan Ajila
	Name:	Rohan Ajila
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)